Form 10-K
period 2026-06-30
U S GLOBAL INVESTORS INC
filed 2026-09-03
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2026

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

Yes ☐ No ☒

The aggregate market value of the 8,471,395 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $20,416,062, based on the last sale price quoted on NASDAQ as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 3,989 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2025 (based on the last sale price of the class C common stock in a private transaction) was $997. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 20, 2026, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 10,229,647 shares of Registrant’s class A nonvoting common stock outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon a 60 days' notice. In September 2025, the Board of Trustees of USGIF approved the annual renewal of the advisory agreement. Management anticipates that the advisory agreement will be renewed.

In addition to providing advisory services to USGIF, the Company provides advisory services to four U.S.-based ETF clients. The advisory agreements for the U.S.-based ETFs have been renewed through July 2027. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF. The advisory services agreement for The Travel UCITS ETF is not subject to renewal on an annual basis and is terminable upon 6-months' notice.

Net assets under management on June 30, 2026, and 2025, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2026	June 30, 2025
(dollars in thousands)
ETF Clients
Airline, Travel and Cargo
U.S. Global Jets ETF	JETS	$959,064	$814,362
The Travel UCITS ETF	TRIP	21,796	20,257
U.S. Global Sea to Sky ETF	SEA	17,514	8,382
Total Airline, Travel and Cargo		998,374	843,001
Gold and Natural Resources
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	164,808	124,160
Total Gold and Natural Resources		164,808	124,160
Technology, Aerospace and Defense
U.S. Global Technology and Aerospace & Defense ETF	WAR	41,335	6,055
Total Technology, Aerospace and Defense		41,335	6,055
Total ETF Clients		1,204,517	973,216

U.S. Global Investors Funds
Gold and Natural Resources
Gold and Precious Metals	USERX	243,451	156,587
World Precious Minerals	UNWPX	66,748	48,623
Global Resources	PSPFX	54,245	40,612
Total Gold and Natural Resources		364,444	245,822
International Equity
Global Luxury Goods	USLUX	51,392	50,934
Total International Equity		51,392	50,934
Bond
U.S. Government Securities Ultra-Short Bond	UGSDX	30,995	28,783
Near-Term Tax Free	NEARX	20,643	24,896
Total Bond		51,638	53,679
Total U.S. Global Investors Funds		467,474	350,435
Total AUM		$1,671,991	$1,323,651

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60 days' notice. In September 2025, the Board of Trustees of USGIF approved the annual renewal of the administrative services agreement. Management anticipates that the administrative services agreement will be renewed.

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

Human Capital

As of June 30, 2026, U.S. Global and its wholly-owned subsidiaries employed 21 full-time employees. Our compensation program is designed to attract, retain and reward qualified individuals who possess the skills and motivation necessary to support our business objectives and assist in the achievement of goals. Key to our compensation program is performance-based cash and fund share bonuses and incentives for achieving professional certifications. In addition to base salary and bonus compensation, we also offer employees benefits such as life, disability, and health (medical, dental and vision) insurance, paid time off, a 401(k) plan that includes a match, discretionary profit-sharing, and assistance with savings programs. We also offer long-term incentive awards which include stock options.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2025 there were approximately 8,000 domestically registered open-end investment companies and approximately 4,800 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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

The Company’s business operations are concentrated in San Antonio, Texas. The Company has developed various backup systems and contingency plans but cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. The Company also relies to varying degrees on outside vendors and third-party service providers, including technology, cybersecurity, cloud-based services, banking, business continuity, and other outsourced service providers. Disruptions, failures, cybersecurity incidents, data integrity issues, regulatory noncompliance, or inadequate performance by these providers could impair the Company's operations, delay service delivery, expose confidential information, increase costs, or adversely affect the Company's business, results of operation, or financial condition. If the Company loses the availability of employees, or if it is unable to respond adequately to such an event in a timely manner, revenues, expenses, and net income could be negatively impacted.

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

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyberattacks, phishing, impersonation, social engineering, fraud attempts and other events. We have implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and evolving threat techniques, including AI-enabled fraud or cyberattack methods used by external actors, may increase risk that our systems, employees, vendors, or service providers could be targeted. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cybersecurity threats could impose additional requirements on our operations.

Higher insurance premiums and related insurance coverage risks could increase costs and reduce profitability.

While U.S. Global carries insurance in amounts and under terms that it believes are appropriate, the Company cannot assure that its insurance will cover most liabilities and losses to which it may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. U.S. Global is subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, the Company is involved in legal proceedings and claims arising in the ordinary course of business, including employment-related claims. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As U.S. Global’s insurance policies come up for renewal, the Company may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase the Company’s expenses and reduce net income.

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial results accurately and on a timely basis.

As further described in Item 9A of this Annual Report on Form 10-K, management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. If we are unable to remediate this material weakness, or if additional material weaknesses are identified in the future, we could be subject to regulatory scrutiny, civil or criminal penalties, or shareholder litigation. In addition, any such matters could result in the diversion of management’s attention, increased costs, and damage to our reputation and relationships with investors and other stakeholders.

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

A substantial amount of assets under management is concentrated in the U.S. Global Jets ETF (53 percent and 69 percent of average net assets for fiscal years 2026 and 2025, respectively). Consequently, the Company’s revenues followed a similar pattern of concentration (47 percent and 69 percent of total operating revenues for fiscal years 2026 and 2025, respectively). As a result, our operating results are particularly dependent upon the performance of one fund and our ability to maintain and grow assets under management in that fund. If this fund were to experience a significant decrease in market value or redemptions, our assets under management would be reduced, adversely affecting our revenues.

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

The Company's corporate investments are subject to market and other investment-related risks. Investment income and asset values may be adversely affected by realized losses on the disposition of investments, declines in fair value, impairments, and other unfavorable market developments. Certain investments may also be affected by changes in interest rates, which can adversely impact investment values and related investment income. As a result, fluctuations in investment performance and market conditions may adversely affect the Company's financial position, results of operations, and cash flows.

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

As part of our third-party risk management program, we annually review and evaluate SOC 1 reports provided by key vendors to assess controls related to information technology and data security.

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

The Company’s class A common stock is listed and traded on the NASDAQ Capital Market under the symbol “GROW.” The stock is quoted daily on NASDAQ.

There is no established public trading market for the Company’s class B and class C common stock.

The Company’s class A and class B common stock have no voting privileges.

Holders

On August 20, 2026, there were approximately 190 holders of record of class A common stock, no holders of record of class B common stock, and 19 holders of record of class C common stock.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2026. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year.

For the quarter ended June 30, 2026, the Company purchased a total of 135,987 class A shares using cash of $364,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2026. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2026.

(dollars in thousands, except price data)
					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number of	Total Amount	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased [1]	Purchased	Paid Per Share [2]	Announced Plan [3]	the Plan

04-01-26 to 04-30-26	58,416	$152	$2.61	58,416	$4,314
05-01-26 to 05-31-26	42,980	114	$2.65	42,980	$4,200
06-01-26 to 06-30-26	34,591	98	$2.83	34,591	$4,102
Total	135,987	$364	$2.68	135,987

1.

The Board of Directors approved, on December 7, 2012, and renewed annually, a program to repurchase up to $2.75 million of the Company's outstanding class A common stock in each calendar year from 2013 through 2022. Repurchases may be made from time to time on the open market in accordance with applicable rules and regulations. On February 25, 2022, the Company announced that its Board of Directors had approved an increase in the annual share repurchase authorization from $2.75 million to $5.0 million. The Board of Directors subsequently approved annual share repurchase authorizations of $5.0 million for each calendar year from 2023 through 2026.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in 2026 under the program is $5.0 million.

Dividends

As of June 30, 2026, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2026 through September 2026. The total amount of cash dividends to be paid to class A and class C shareholders from July 2026 to September 2026 will be approximately $279,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2026. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

Recent Trends in Financial Markets

The Company’s operating revenues are closely tied to assets under management (“AUM”), which are influenced by market performance, investor inflows and outflows, and the mix of managed investment products. As a result, changes in financial markets and investor sentiment can have a significant impact on revenues and operating results.

During the fiscal year ended June 30, 2026, U.S. equity markets delivered strong returns, supported by resilient economic growth and continued technological innovation. The S&P 500 gained approximately 20.9 percent for the twelve months ended June 30, 2026, led by the Information Technology sector, which advanced approximately 36.7 percent. Investor enthusiasm surrounding artificial intelligence (“AI”), cloud computing, and digital infrastructure fueled strong earnings growth among technology companies. Semiconductor manufacturers and related businesses benefited from growing demand for AI-related hardware and data center investment. This demand contributed significantly to overall market performance.

At the same time, global financial markets continued to be influenced by geopolitical tensions, trade policy uncertainty, and shifting monetary policy expectations. Conflicts in Eastern Europe and the Middle East, along with changing tariff policies among major economies, contributed to periods of market volatility. These conditions increased investor interest in safe-haven assets, particularly gold. Gold prices reached record highs during the period, benefiting precious metals mining and royalty companies and supporting investor demand for related investment strategies.

While several central banks began easing monetary policy during the year, inflation remained above long-term targets in many regions. Economic growth moderated but remained positive across most major economies, supported by healthy labor markets and consumer spending. These conditions created a range of opportunities across asset classes and encouraged investors to seek targeted investment exposure through exchange-traded funds (“ETFs”).

The travel and tourism industry remained resilient throughout the fiscal year. Strong demand for leisure travel, international tourism, cruises, and hospitality services supported revenue growth across many travel-related companies. These trends benefited the Company’s travel-focused products, including the U.S. Global Jets ETF (JETS) and the U.S. Global Travel UCITS ETF (TRIP), as investors continued to seek exposure to the long-term growth of global travel.

Investors’ preference for ETFs over traditional mutual funds remained a key industry trend. The ETF industry continued to attract net inflows due to its transparency, liquidity, and tax efficiency, while actively managed mutual funds generally experienced net outflows. This shift reflects growing demand for flexible, cost-effective investment vehicles.

Management remains focused on growing assets under management through differentiated investment strategies, expanding distribution opportunities, and prudently managing market and geopolitical risks. The Company believes its specialized exposure to travel, precious metals, technology, aerospace and defense provides attractive opportunities for long-term growth as investor demand continues to evolve.

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2026	June 30, 2025
Investment Management Services
ETF Clients	$1,204,517	$973,216
USGIF	467,474	350,435
Total AUM	$1,671,991	$1,323,651

As of June 30, 2026, total AUM was $1.7 billion compared to $1.3 billion on June 30, 2025, an increase of $348.3 million, or 26.3 percent. The increase in AUM was driven primarily by growth in the USGIF and ETF clients focused on the gold and natural resources sector, and Jets ETF, which invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. During fiscal year 2026, average AUM was $1.5 billion compared to $1.4 billion in fiscal year 2025, an increase of 8.1 percent.

The following is a brief discussion of the Company’s two business segments.

Investment Management Services

The Company generates operating revenues from providing investment management and related services to USGIF and ETF clients. These revenues are largely dependent on the value and composition of AUM. As a result, fluctuations in financial markets, investor sentiment and net cash flows directly affect AUM and, consequently, the Company's revenues and operating results.

Information regarding the mutual funds within USGIF, including prospectuses and performance information, is available on the Company's website, www.usfunds.com. Information regarding the Company's U.S.-Based ETFs, including prospectuses, performance and holdings, is available at www.usglobaletfs.com. Shareholders in USGIF are generally not required to provide advance notice prior to redeeming fund shares, and USGIF does not currently charge redemption fees. Similarly, the U.S.-based ETFs' authorized participants are generally not required to provide advance notice of share redemptions, and the U.S.-based ETFs do not charge redemption fees.

Investment advisory fees from USGIF are generally calculated as a percentage of average net assets, ranging from 0.375 percent to 1.00 percent, and are paid monthly. The Company also serves as investment advisor to four U.S.-based ETF clients.

The Company receives a management fee of 0.60 percent of average net assets for the U.S.-based ETFs. The Company also serves as investment adviser to one European-based ETF, The Travel UCITS ETF ("TRIP"), which pays a unitary management fee of 0.69 percent of average net assets. TRIP is not included in the AUM rollforward table below and is not available to U.S. investors.

The Company has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2027. The Company has also agreed to bear all expenses of TRIP.

In fiscal year 2025, advisory fees on certain USGIF equity funds remained subject to a performance-based adjustment that could decrease fees based on investment performance. The performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and was fully eliminated during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment could only reduce advisory fees. As a result, advisory fees were reduced by $247,000 in fiscal year 2025. The elimination of the performance fee adjustment contributed to the increase in USGIF advisory fees during fiscal year 2026.

Investment advisory revenues are affected by changes in AUM, including:

●	market appreciation or depreciation;
●	dividends and distributions;
●	net shareholder purchases or redemptions;
●	exchanges between products with different fee structures; and
●	fee waivers and expense reimbursements.

The following tables summarize the changes in AUM for USGIF equity funds, USGIF fixed income funds and the Company's U.S.-based ETFs. The tables exclude TRIP, the Company's European-based ETF, which is not available to U.S. investors.

	Year Ended June 30, 2026
(dollars in thousands)	USGIF Equity	USGIF Fixed Income	Total USGIF	U.S.-Based ETFs
Beginning Balance	$296,756	$53,679	$350,435	$952,959
Market appreciation (depreciation)	139,116	1,544	140,660	379,498
Dividends and distributions	(74,405)	(1,570)	(75,975)	(10,432)
Net shareholder purchases (redemptions)	54,369	(2,015)	52,354	(139,304)
Ending Balance	$415,836	$51,638	$467,474	$1,182,721
Average investment management fee	0.88%	0.00%	0.79%	0.59%
Average net assets	$437,138	$51,919	$489,057	$1,018,978

	Year Ended June 30, 2025
(dollars in thousands)	USGIF Equity	USGIF Fixed Income	Total USGIF	U.S.-Based ETFs
Beginning Balance	$233,296	$55,102	$288,398	$1,254,217
Market appreciation (depreciation)	82,436	2,044	84,480	233,052
Dividends and distributions	(7,591)	(1,839)	(9,430)	(2,652)
Net shareholder purchases (redemptions)	(11,385)	(1,628)	(13,013)	(531,658)
Ending Balance	$296,756	$53,679	$350,435	$952,959
Average investment management fee	0.76%	0.00%	0.63%	0.60%
Average net assets	$254,596	$53,778	$308,374	$1,085,157

As of June 30, 2026, USGIF AUM was $467.5 million compared to $350.4 million as of June 30, 2025, an increase of $117.0 million, or 33.4 percent. Average net assets for USGIF were $489.1 million during fiscal year 2026 compared to $308.4 million during fiscal year 2025, an increase of 58.6 percent. The change in USGIF AUM was primarily attributable to market appreciation in equity funds.

As of June 30, 2026, AUM in the Company's U.S.-based ETFs was $1.2 billion compared to $953.0 million as of June 30, 2025, an increase of $229.8 million, or 24.1 percent. Average net assets for the Company's U.S.-based ETFs were $1.0 billion during fiscal year 2026 compared to $1.1 billion during fiscal year 2025, a decrease of 6.1 percent. The change in U.S.-based ETF AUM was primarily attributable to market appreciation, particularly within JETS. The Company also serves as investment adviser to TRIP, a European-based ETF that is not included in the table above. Average net assets for TRIP were $20.5 million and $20.4 million during fiscal years 2026 and 2025, respectively.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) of USGIF was 79 and 63 basis points in fiscal year 2026 and 2025. The average investment management fee for equity funds in fiscal year 2026 and 2025 was 88 basis points and 76 basis points, respectively. The average investment management fee for the fixed income funds was nil for both fiscal years 2026 and 2025 due to fee waivers on these funds as discussed in Note 4, Investment Management and Other Fees, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

During fiscal years 2026 and 2025, the Company recorded advisory fee revenue from USGIF of approximately $3.8 million and $1.7 million, respectively. Based on actual recorded amounts, total USGIF advisory fees increased by approximately $2.2 million, or 128.2 percent, in fiscal year 2026 compared to fiscal year 2025, primarily due to higher average AUM in the funds focused on the gold and natural resources sector. This increase was also attributable to the elimination of the performance fee adjustment, which reduced advisory fees in fiscal 2025 but did not impact advisory fees in 2026.

The average management fee rate for the Company's U.S.-based ETFs was 59 basis points and 60 basis points during fiscal years 2026 and 2025, respectively. Advisory fees from all ETF clients totaled $6.2 million and $6.6 million during fiscal years 2026 and 2025, respectively. Changes in ETF advisory fees during fiscal year 2026 were primarily attributable to lower average net assets in JETS.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company. As of June 30, 2026, investments measured at fair value on a recurring basis totaled $11.7 million, representing approximately 24.4 percent of the total assets.

The following table summarizes the cost, unrealized gains (losses), and fair value of investments measured at fair value on a recurring basis as of June 30, 2026, and 2025.

Securities at Fair Value	Cost	Unrealized Gain (Loss) in Other Comprehensive Income (Loss)	Unrealized Gain (Loss) in Investment Income (Loss)	Fair Value
(dollars in thousands)
Trading securities at fair value [1]	$13,006	$-	$(1,262)	$11,744
Total at June 30, 2026	$13,006	$-	$(1,262)	$11,744

Trading securities at fair value [1]	$12,963	$-	$(775)	$12,188
Available-for-sale debt securities at fair value [2]	3,993	125	(2,542)	1,576
Total at June 30, 2025	$16,956	$125	$(3,317)	$13,764

1.	Realized gains and losses and changes in unrealized gains and losses are included in net investment income (loss) in the Consolidated Statements of Operations.

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

Included in the amounts presented above are investments in funds advised by the Company, with fair values of $9.7 million and $10.6 million at June 30, 2026, and 2025, respectively.

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on fair valued securities;
●	foreign currency gains and losses;
●	impairments and observable price changes on equity investments without readily determinable fair values; and
●	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. For fiscal year 2026, the Company had net investment income of $4.1 million, compared to $2.4 million for fiscal year 2025. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Included in the securities recorded at fair value in the table above are investments in HIVE Digital Technologies Ltd. (“HIVE”), consisting of common shares valued at $55,000, and $27,000 as of June 30, 2026, and 2025, respectively, and convertible debentures with a fair value of $1.6 million as of June 30, 2025. The investments in HIVE are discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. Frank Holmes, CEO, is the executive chairman of HIVE.

Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile and may be influenced by a variety of factors, including speculative activity, technological developments, market sentiment, and regulatory changes. Companies operating in the cryptocurrency industry also face cybersecurity, environmental, regulatory, and other operational risks. Changes in the market value of the Company's investments, including investments in companies operating in the cryptocurrency industry, may affect the investment values reported in the Company's Consolidated Balance Sheets and the gains and losses recognized in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

In addition to the securities at fair value presented above, as of June 30, 2026, and 2025, the Company owned other investments of approximately $4.7 million and $1.3 million, respectively, classified as securities without readily determinable fair values and held-to-maturity debt investments, net of allowance for credit losses, of $972,000 and $948,000, respectively.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

Year Ended June 30, 2026, Compared with Year Ended June 30, 2025

The Company had net income, as shown in the Consolidated Statements of Operations, of $3.1 million, or $ 0.24 per share, for the year ended June 30, 2026, compared with a net loss of $334,000, or $ (0.03) per share, for the year ended June 30, 2025, a change of approximately $3.4 million. The change is primarily due to higher operating revenues and net investment income, partially offset by higher tax expenses, as discussed further below.

Operating Revenues

	Year ended June 30,
			$	%
(dollars in thousands)	2026	2025	Change	Change
ETF advisory fees:
Airline, travel and cargo ETFs	$5,015	$6,007	$(992)	(16.5)%
Gold and natural resources ETF	1,080	625	455	72.8%
Technology, aerospace and defense ETF	97	10	87	870.0%
Total ETF advisory fees	6,192	6,642	(450)	(6.8)%
USGIF advisory fees:
Gold and natural resources funds	3,407	1,373	2,034	148.1%
International equity funds	433	310	123	39.7%
Fixed income funds	-	-	-	n/a
Total USGIF advisory fees	3,840	1,683	2,157	128.2%
Total advisory fees	10,032	8,325	1,707	20.5%
USGIF administrative services fees	219	127	92	72.4%
Total Operating Revenues	$10,251	$8,452	$1,799	21.3%

Total consolidated operating revenues for the year ended June 30, 2026, increased $1.8 million, or 21.3 percent, compared to the year ended June 30, 2025. The increase was primarily attributable to higher advisory fees from the funds focused on the gold and natural resources sector.

Advisory fees increased $1.7 million, or 20.5 percent, in fiscal 2026 compared to fiscal 2025. The increase consisted of approximately $1.5 million of higher management fees, primarily due to higher average assets under management, and a favorable $247,000 change related to the elimination of performance fee adjustments. Management fees from USGIF increased due to higher average assets under management, primarily driven by market appreciation. ETF advisory fees decreased due to lower average assets under management, primarily in JETS.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: ETF advisory fees and USGIF advisory fees. In fiscal year 2026, the ETF advisory fees accounted for 60.4 percent of the Company’s operating revenues, and the USGIF advisory fees accounted for 37.5 percent of the Company’s operating revenues.

The Company serves as investment advisor to four U.S.-based ETF clients. The Company receives a management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF, for which the Company has contractually agreed to limit expenses through April 2027. The Company also serves as investment advisor to one European-based ETF, for which it receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses. The Company recorded advisory fees from the ETF clients of $6.2 million and $6.6 million in fiscal years 2026 and 2025, respectively.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.00 percent, and are paid monthly. The Company has contractually agreed to limit fund expenses through April 2027, except for the U.S. Government Securities Ultra Short Bond Fund, for which fee waivers and expense reimbursements are voluntary and may be discontinued at the Company's discretion. The base advisory fees on the equity funds within USGIF were adjusted upward or downward based on performance. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward. For the year ended June 30, 2025, the Company adjusted its base advisory fees downward by $247,000. USGIF advisory fees in total, including performance adjustments, increased by approximately $2.2 million, or 128.2 percent, in fiscal year 2026 compared to fiscal year 2025.

Operating Expenses

Total consolidated operating expenses decreased $584,000, or 5.1 percent, compared with the previous fiscal year, as shown below.

	Year ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Employee compensation and benefits	$4,958	$4,931	$27	0.5%
General and administrative	5,341	5,795	(454)	(7.8)%
Advertising	507	650	(143)	(22.0)%
Depreciation	42	61	(19)	(31.1)%
Interest	6	1	5	500.0%
Total	$10,854	$11,438	$(584)	(5.1)%

Other Income (Loss)

	Year ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Net investment income (loss)	$4,148	$2,393	$1,755	73.3%
Other income (loss)	339	331	8	2.4%
Total Other Income (Loss)	$4,487	$2,724	$1,763	64.7%

Total consolidated other income increased to $4.5 million for fiscal 2026 from $2.7 million for fiscal 2025, primarily due to higher net investment income. Net investment income was $4.1 million in fiscal 2026, compared to $2.4 million in fiscal 2025, reflecting an increase in realized and unrealized results on equity securities. Realized and unrealized gains on equity securities were $2.6 million in fiscal 2026, compared to losses of $281,000 in fiscal 2025. The fiscal 2026 results included net realized and unrealized gains of $3.2 million from equity investments accounted for under the measurement alternative in fiscal 2026, compared to realized losses of $362,000 in fiscal 2025.

Partially offsetting the fiscal 2026 increases, dividend and interest income declined $723,000, or 33.0 percent, to $1.5 million, primarily due to lower interest income earned on the Company's HIVE convertible debentures as a result of principal repayments. In addition, realized gains on debt securities decreased $502,000 to $108,000 in fiscal 2026 from $610,000 in fiscal 2025, reflecting lower gains recognized on the Company's HIVE convertible debenture investment.

Provision for Income Taxes

Income tax expense was $829,000 for fiscal 2026, compared to $72,000 for fiscal 2025, an increase of $757,000. The increase was primarily attributable to higher earnings before income taxes, offset by changes in reserves for uncertain tax positions, and an increase in the valuation allowance on certain deferred tax assets. See Note 12 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding income taxes.

Liquidity and Capital Resources

At June 30, 2026, the Company had net working capital (current assets minus current liabilities) of approximately $35.7 million and a current ratio (current assets divided by current liabilities) of 19.7 to 1. With approximately $24.3 million in cash and cash equivalents and $11.7 million in securities carried at fair value, which together represented approximately 75.1 percent of total assets, the Company believes it has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $45.1 million.

Cash and cash equivalents decreased $222,000 during fiscal 2026, primarily due to $2.0 million of common stock repurchases, $1.1 million of dividend payments, and $1.2 million of corporate investment purchases. These uses of cash were partially offset by $742,000 of net cash provided by operating activities and $2.3 million of proceeds from principal repayments on investments. Shareholders' equity decreased $68,000, or 0.2 percent, from June 30, 2025, primarily reflecting $2.0 million of common stock repurchases and $1.1 million of dividends declared, partially offset by net income of $3.1 million for fiscal 2026.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2028, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2026, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2026. The advisory agreements for the U.S.-based ETFs have been renewed through July 2027.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary. The stock repurchase plan is approved through December 31, 2026, but may be suspended or discontinued. Cash and securities recorded at fair value of approximately $36.1 million are available to fund current activities.

As of June 30, 2026, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2026 through September 2026. The total amount of cash dividends to be paid to class A and class C shareholders from July 2026 to September 2026 will be approximately $279,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2026. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Contractual obligations primarily consist of agreements for services used in daily operations and for marketing and distribution. As of June 30, 2026, the Company had contractual obligations of $755,000 for the fiscal years ending June 30, 2027, through 2030. Other contractual obligations consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

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

Investments Without Readily Determinable Fair Values. Certain investments are accounted for under the ASC 321 measurement alternative. Management applies significant judgment in assessing whether observable price changes exist and whether impairment indicators are present. Changes in these judgments could affect the carrying value of the investments and the related gains or losses recognized in earnings. Accordingly, management considers the accounting for these investments to be a critical accounting estimate.

Allowance for Credit Losses. The Company’s allowance for credit losses requires significant judgment in estimating lifetime expected losses under the Current Expected Credit Losses (“CECL”) model, adopted on July 1, 2023. Management’s estimate incorporates historical experience, current conditions, and reasonable forecasts of future economic performance. Because these assumptions involve inherent uncertainty, changes in issuer performance or macroeconomic factors could cause actual losses to differ materially from current estimates. Adjustments to the allowance may impact the Company’s results of operations and financial condition.

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

Macroeconomic conditions, including inflation and changes in interest rates; geopolitical uncertainty and related market volatility; adverse market conditions, including disruptions in cryptocurrency markets; and natural disasters, public health events, or other catastrophic occurrences may adversely affect the Company’s revenue, operating results, cash flows, and stock price.

Investment Management and Administrative Services Fees

Revenues are generally based upon a percentage of assets under management in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Company’s operating results. Certain assets under management also have exposure to international markets and natural resource sectors, which may experience volatility. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income funds.

Corporate Investments

The Company’s Consolidated Balance Sheets include assets whose fair values are subject to market risk. The market risks are primarily associated with equity prices and foreign currency exchange rates. The fair values of corporate investments with exposure to the cryptocurrency industry are subject to considerable volatility.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value as of June 30, 2026, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

		Hypothetical	Estimated Fair Value	Estimated Increase
	Fair Value at	Percentage	After Hypothetical	(Decrease) in
(dollars in thousands)	June 30, 2026	Change	Price Change	Net Income (Loss) [1]
Equity securities at fair value	$11,744	25% increase	$14,680	$2,319
		25% decrease	$8,808	$(2,319)

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

Interest Rate Risk

The Company is exposed to interest rate risk through its cash equivalents and investment portfolio. Changes in interest rates may affect both the fair value of certain investments and the interest income earned on cash, cash equivalents, and other interest-bearing investments. As a result, fluctuations in interest rates could impact the Company's consolidated financial position and results of operations.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas
September 3, 2026

Grant Thornton LLP; Dallas, Texas; PCAOB ID# 248

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$24,330	$24,552
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	8,871	9,692
Investments in held-to-maturity debt securities at amortized cost, current	1,000	-
Less: Allowance for credit losses	(28)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses, current	972	-
Accounts and other receivables (net of allowance for credit losses of $0 and $0, respectively)	1,328	1,036
Receivable for investment principal repayments (net of allowance for credit losses of $0 and $0, respectively)	-	750
Tax receivable	549	1,540
Prepaid expenses	528	549
Total Current Assets	37,578	39,119

Net Property and Equipment	1,117	1,101

Other Assets
Deferred tax asset	1,461	1,268
Investments in trading securities at fair value, non-current	2,873	2,496
Investments in available-for-sale debt securities at fair value (amortized cost: $0 and $3,993, respectively) (net of allowance for credit losses of $0 and $0, respectively)	-	1,576
Investments in held-to-maturity debt securities at amortized cost, non-current	-	1,000
Less: Allowance for credit losses	-	(52)
Investments in held-to-maturity debt securities, net of allowance for credit losses, non-current	-	948
Other investments	4,682	1,349
Finance lease, right of use assets	65	8
Other assets, non-current	258	199
Total Other Assets	9,339	7,844
Total Assets	$48,034	$48,064
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4	$10
Accrued compensation and related costs	447	469
Dividends payable	279	296
Finance lease liability, short-term	28	8
Other accrued expenses	1,149	1,091
Total Current Liabilities	1,907	1,874

Long-Term Liabilities
Deferred tax liability	13	17
Reserve for uncertain tax positions	855	891
Notes payable	75	75
Finance lease liability, long-term	45	-
Total Long-Term Liabilities	988	983
Total Liabilities	2,895	2,857

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at June 30, 2026, and June 30, 2025; 10,275,982 and 10,982,687 shares outstanding at June 30, 2026, and June 30, 2025, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at June 30, 2026, and June 30, 2025	52	52
Additional paid-in-capital	16,564	16,556
Treasury stock, class A shares at cost; 3,591,017 and 2,884,312 shares at June 30, 2026, and June 30, 2025, respectively	(9,689)	(7,781)
Accumulated other comprehensive income, net of tax	-	98
Retained earnings	37,865	35,935
Total Shareholders’ Equity	45,139	45,207
Total Liabilities and Shareholders’ Equity	$48,034	$48,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2026	2025
Operating Revenues
Advisory fees	$10,032	$8,325
Administrative services fees	219	127
Total Operating Revenues	10,251	8,452
Operating Expenses
Employee compensation and benefits	4,958	4,931
General and administrative	5,341	5,795
Advertising	507	650
Depreciation	42	61
Interest	6	1
Total Operating Expenses	10,854	11,438
Operating Income (Loss)	(603)	(2,986)
Other Income (Loss)
Net investment income (loss)	4,148	2,393
Other income (loss)	339	331
Total Other Income (Loss)	4,487	2,724
Income (Loss) Before Income Taxes	3,884	(262)
Provision for Income Taxes
Tax expense (benefit)	829	72
Net Income (Loss)	$3,055	$(334)

Earnings (Loss) Per Share
Basic Net Income (Loss) per Share	$0.24	$(0.03)
Diluted Net Income (Loss) per Share	$0.24	$(0.03)

Basic weighted average number of common shares outstanding	12,674,691	13,343,506
Diluted weighted average number of common shares outstanding	12,686,445	13,344,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2026	2025
Net Income (Loss)	$3,055	$(334)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(13)	(4)
Less: reclassification adjustment for gains included in net income (loss), net of tax	(85)	(482)
Net change from available-for-sale securities	(98)	(486)
Other Comprehensive Income (Loss)	(98)	(486)
Comprehensive Income (Loss)	$2,957	$(820)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of Common stock (class A), including excise tax	-	-	-	-	-	801,043	(1,984)	-	-	(1,984)
Issuance of Common stock (class A) under ESPP	-	-	-	-	(10)	(30,247)	83	-	-	73
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Share-based compensation, net of tax	-	-	-	-	124	-	-	-	-	124
Dividends declared	-	-	-	-	-	-	-	-	(1,191)	(1,191)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net income (loss)	-	-	-	-	-	-	-	-	(334)	(334)
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207
Repurchases of Common stock (class A), including excise tax	-	-	-	-	-	733,848	(1,981)	-	-	(1,981)
Issuance of Common stock (class A) under ESPP	-	-	-	-	(1)	(27,143)	73	-	-	72
Share-based compensation, net of tax	-	-	-	-	9	-	-	-	-	9
Dividends declared	-	-	-	-	-	-	-	-	(1,125)	(1,125)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(98)	-	(98)
Net income (loss)	-	-	-	-	-	-	-	-	3,055	3,055
Balance at June 30, 2026	13,866,999	$347	2,068,549	$52	$16,564	3,591,017	$(9,689)	$-	$37,865	$45,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,055	$(334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	9	(118)
Net realized (gains) losses on disposal of fixed assets	2	-
Net realized (gains) losses on securities	2,487	(418)
Unrealized (gains) losses on securities	(5,326)	247
Provision for deferred taxes	(171)	709
Reserve for uncertain tax positions	(36)	106
Share-based compensation expense	9	124
Allowance for credit losses	(24)	(80)
Changes in operating assets and liabilities:
Accounts and other receivables	699	(800)
Prepaid expenses and other assets	(3)	(17)
Accounts payable and accrued expenses	41	(241)
Total adjustments	(2,313)	(488)
Net cash provided by (used in) operating activities	742	(822)
Cash Flows from Investing Activities:
Purchase of property and equipment	(60)	(7)
Purchase of trading securities at fair value, non-current	(1,104)	(1,246)
Purchase of other investments	(109)	-
Proceeds on sale of trading securities at fair value, current	800	-
Proceeds on sale of trading securities at fair value, non-current	-	60
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,342	2,250
Return of capital on non-current investments	255	24
Return of capital on other investments	-	(24)
Net cash provided by (used in) investing activities	2,124	1,057
Cash Flows from Financing Activities:
Principal payments on finance lease	(28)	(33)
Proceeds from notes payable	-	75
Issuance of common stock	72	73
Repurchases of common stock	(1,972)	(1,969)
Excise tax paid on repurchases of common stock	(19)	(20)
Dividends paid	(1,141)	(1,208)
Net cash provided by (used in) financing activities	(3,088)	(3,082)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(222)	(2,847)
Beginning cash, cash equivalents, and restricted cash	25,552	28,399
Ending cash, cash equivalents, and restricted cash	$25,330	$25,552

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$279	$296
Excise tax liability accrued on stock repurchases	$18	$19
Lease liabilities obtained from new ROU assets - finance	$92	$-
Unsettled class A common stock repurchases	$1	$10

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes, net of refunds	$45	$64
Cash paid for interest	$5	$1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to SEC registered exchange traded funds (“ETFs”) and a European-based ETF and receives fees for these services.

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

The Company holds variable interests in certain funds it advises, specifically, certain funds in USGIF and certain U.S. Global ETF clients. However, it is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the Company's investments in these entities (as reflected in the carrying value of investments in securities) and receivables for fees, was $10.2 million and $11.0 million at June 30, 2026, and 2025, respectively.

The carrying amount of assets recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	June 30, 2026	June 30, 2025
Investments in trading securities at fair value, current	$8,871	$9,692
Investments in trading securities at fair value, non-current	871	872
Accounts and other receivables	496	439
Total VIE assets, maximum exposure to loss	$10,238	$11,003

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

Investments in Trading Securities. Trading securities are generally carried at fair value on the Consolidated Balance Sheets with changes in the fair value recorded through earnings within net investment income (loss).

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

Allowance for Credit Losses (Held-to-Maturity Debt Securities). For held-to-maturity debt securities, the Company is required to utilize the Current Expected Credit Losses ("CECL") methodology to estimate expected credit losses. Securities are evaluated on an individual basis. The individual assessment and determination of expected credit losses is generally based on the discounted cash flow method. Under the discounted cash flow method, the allowance for credit losses reflects the difference between the amortized cost basis and the present value of the expected cash flows. The Company adjusts the discount rate utilized to determine the present value of the expected cash flows quarterly for subsequent fluctuations in market interest rates. Changes in the present value attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts and are included in interest income within net investment income (loss) on the Consolidated Statements of Operations. Changes in the allowance attributable to expectations of cash flow timing or amounts are recorded as a provision (or release) for credit losses and are included within other income (loss) on the Consolidated Statements of Operations. Held-to-maturity debt securities, or portions thereof, are charged against the allowance when management believes the uncollectible status of a held-to-maturity security is confirmed. Accrued interest receivable, if any, is included within accounts and other receivables on the Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses. For more information about held-to-maturity debt securities, see Note 3, Investments.

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

Other Investments. Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. For investments in partnerships, the cost basis may be adjusted for distributions subsequently determined to represent returns of capital. The Company generally elects to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, if any. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred, with such changes recorded in net investment income (loss). The Company reassesses at each reporting period whether the equity investment's fair value becomes readily determinable, and if so, the Company subsequently elects to measure the equity investment at fair value.

Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.

Receivables and Allowance for Credit Losses. Accounts and other receivables consist primarily of advisory and other fees owed to the Company by clients. The Company records an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for receivables, the probability of recoverability of the receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates, is considered. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as bankruptcies pending. Due to the short-term nature, the Company had no allowance for credit losses related to receivables as of  June 30, 2026, or 2025.

Property and Equipment. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years.

Leases. The Company leases equipment under various leasing arrangements. Leases may be classified as either finance leases or operating leases, as appropriate. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for lease and non-lease components as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the Consolidated Balance Sheets. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

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

Impairment of Long-Lived Assets. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment may exist when the carrying amount is not recoverable and exceeds fair value, with the impairment loss measured in accordance with the applicable guidance. Factors that indicate potential impairment include: a significant decrease in the market value of the asset or a significant change in the asset’s physical condition or use. No impairments of long-lived assets were recorded during the years included in these financial statements.

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

Investment Advisory Fees. The investment advisory agreements have a single performance obligation, since the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Investment advisory fees consist of a base fee. During fiscal 2025, investment advisory fees also included a performance fee component, as applicable. Base investment advisory fees are recognized as the services are performed over time and are based upon agreed-upon percentages of average assets under management (“AAUM”), depending on contractual terms. These fees are received in cash after the end of each monthly period within 30 days. Investment advisory fees are affected by changes in assets under management, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows. Investment advisory fees are reported net of fee waivers.

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

Adoption of New Accounting Standard

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances annual and interim disclosure requirements for reportable segments. The Company adopted ASU 2023-07 retrospectively for its fiscal year 2025 annual Consolidated Financial Statements and the interim disclosure requirements beginning in fiscal year 2026. The adoption did not have a material impact on the Company’s Consolidated Financial Statements but resulted in enhanced segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and usefulness of income tax disclosures. The Company adopted ASU 2023-09 retrospectively for its annual disclosures for the year ended June 30, 2026. The adoption resulted in enhanced income tax disclosures and did not have a material impact on the Company's consolidated financial position, results of operations, or net cash flows.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statement disclosures.

NOTE 3. INVESTMENTS

Concentrations of Credit Risk

A significant portion of the Company's investments measured at fair value on a recurring basis consists of investments in USGIF, with fair values of approximately $9.7 million and $10.5 million as of June 30, 2026, and 2025, respectively. See Note 16, Related Party Transactions, for additional information.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of  June 30, 2026, and 2025, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	June 30, 2026
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$54	$-	$-	$54
Equities - International	773	-	-	773
Exchange Traded Funds - Crypto & digital asset	919	-	-	919
Exchange Traded Funds - Global equity	45	-	-	45
Exchange Traded Funds - Option strategy & income	256	-	-	256
Mutual funds - Fixed income	8,871	-	-	8,871
Mutual funds - Global equity	826	-	-	826
Total investments carried at fair value on a recurring basis:	$11,744	$-	$-	$11,744
Investments carried at fair value on a nonrecurring basis:
Other investments [1]	$-	$-	$3,913	$3,913

1. Fair value information is not presented as of June 30, 2026. Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative during the year ended June 30, 2026. These investments are classified within Level 3 of the fair value hierarchy due to the limited availability of observable market data and the infrequency of observable price changes.

	June 30, 2025
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$27	$-	$-	$27
Equities - International	426	-	-	426
Exchange Traded Funds - Crypto & digital asset	997	-	-	997
Exchange Traded Funds - Global equity	32	-	-	32
Exchange Traded Funds - Option strategy & income	111	-	-	111
Mutual funds - Fixed income	9,692	-	-	9,692
Mutual funds - Global equity	841	-	-	841
Total equity securities	12,126	-	-	12,126
Debt securities:
Corporate debt securities	62	-	-	62
Total investments in trading securities:	12,188	-	-	12,188
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	1,576	1,576
Total investments carried at fair value on a recurring basis:	$12,188	$-	$1,576	$13,764
Investments carried at fair value on a nonrecurring basis:
Other investments [1]	$-	$-	$189	$189

1. Fair value information is not presented as of June 30, 2025. Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative during the year ended June 30, 2025. These investments are classified within Level 3 of the fair value hierarchy due to the limited availability of observable market data and the infrequency of observable price changes.

The Company holds 15,000 common shares of HIVE Digital Technologies Ltd. ("HIVE") with a cost basis of $41,000. The investment had a fair value of $55,000 and $27,000 as of June 30, 2026, and 2025, respectively, and was classified within Level 1 in the preceding tables. The common shares represent ownership in HIVE of less than 1.0 percent as of June 30, 2026. Frank Holmes serves on the board as executive chairman of HIVE and held shares, options, and restricted stock units at June 30, 2026. See Note 16, Related Party Transactions, for additional information related to investments in HIVE.

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

At June 30, 2025, the Company utilized an independent third-party valuation specialist to estimate the fair value of the HIVE convertible debentures. The Company determined that the fair value measurements utilized significant unobservable inputs and, accordingly, classified the convertible debentures within Level 3 of the fair value hierarchy. The fair value of the convertible debentures was $1.6 million at June 30, 2025. In December 2025, the remaining principal amount of the convertible debentures was paid in full. The following table presents a reconciliation of Level 3 fair value measurements for the year ended June 30, 2026.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
Year Ended June 30, 2026
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$1,576
Principal maturities	(1,592)
Amortization of day one premium	(16)
Accretion of bifurcation discount	49
Total gains or losses included in:
Net Investment Income (Loss)	108
Other Comprehensive Income (Loss)	(125)
Ending Balance	$-

The following table presents quantitative information regarding the significant unobservable inputs used in estimating the fair value of the HIVE convertible debentures as of June 30, 2025:

	June 30, 2025
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$1,576	Binomial lattice model	Volatility	85.0%
			Credit Spread	6.4%
			Risk-Free Rate	2.6%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported within net investment income (loss). The following details the components of the Company’s trading securities carried at fair value as of June 30, 2026, and 2025.

	June 30, 2026
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(33)	$54
Equities - International	976	(203)	773
Exchange Traded Funds - Crypto & digital asset	1,579	(660)	919
Exchange Traded Funds - Global equity	30	15	45
Exchange Traded Funds - Option strategy & income	341	(85)	256
Mutual funds - Fixed income	9,064	(193)	8,871
Mutual funds - Global equity	929	(103)	826
Total trading securities at fair value	$13,006	$(1,262)	$11,744

	June 30, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(60)	$27
Equities - International	761	(335)	426
Exchange Traded Funds - Crypto & digital asset	967	30	997
Exchange Traded Funds - Global equity	30	2	32
Exchange Traded Funds - Option strategy & income	105	6	111
Mutual funds - Fixed income	9,869	(177)	9,692
Mutual funds - Global equity	929	(88)	841
Total equity securities at fair value	12,748	(622)	12,126
Debt securities:
Corporate debt securities	215	(153)	62
Total trading securities at fair value	$12,963	$(775)	$12,188

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

The Company held one financial instrument classified as available-for-sale containing an embedded derivative, representing an investment in HIVE, at June 30, 2025. At that date, the fair value of the embedded derivative was zero. During the prior fiscal years, the Company recognized unrealized losses related to this embedded derivative through net investment income (loss). In December 2025, the remaining principal amount of the Company’s investment in available-for-sale debt securities containing a conversion option was paid in full, resulting in the realization of a loss of $2.5 million on the expired embedded derivative. As this loss had been previously recognized as unrealized in prior fiscal years, the realization had no net impact on net investment income (loss) for fiscal 2026.

The following details are the components of the Company’s available-for-sale debt investments as of June 30, 2025. There were no available-for-sale debt investments as of June 30, 2026.

	June 30, 2025
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) [1]	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$3,993	$125	$-	$(2,542)	$1,576	$-

1. Represents changes in unrealized gains and losses related to embedded derivatives included in net investment income (loss) in the Consolidated Statements of Operations in period of loss.

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the years ended June 30, 2026, and 2025.

	Year Ended June 30,
	2026	2025
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$-	$(12)

At June 30, 2026, and 2025, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investment at June 30, 2026, and 2025.

	June 30, 2026
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities [1]:
Corporate debt securities	$1,000	$(28)	$972	$-	$-	$972

	June 30, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities [1]:
Corporate debt securities	$1,000	$(52)	$948	$-	$-	$948

1. Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

The Company applies the CECL model to held-to-maturity debt securities. The allowance, which requires significant judgment, reflects lifetime expected credit losses and is deducted from amortized cost to present the net amount expected to be collected. Securities, or portions thereof, are charged against the allowance when deemed uncollectible, and the balance may change as economic conditions or issuer prospects evolve.

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of June 30, 2026, and 2025, the held-to-maturity debt investment held by the Company did not have a credit rating.

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

The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $24,000 and $80,000 during fiscal years 2026 and 2025, respectively.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the years ended June 30, 2026, and 2025.

	Year Ended June 30,
(dollars in thousands)	2026	2025
Beginning Balance	$52	$132
Provision for credit losses - reversal [1]	(24)	(80)
Ending Balance	$28	$52

1. Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of the held-to-maturity debt security at June 30, 2026, by contractual maturity date.

June 30, 2026
Held-to-maturity
debt securities
Due in less than
(dollars in thousands)	one year
Amortized Cost	$1,000
Fair Value	$972

As of June 30, 2026, and 2025, none of the Company’s investments in debt securities classified as held-to-maturity or available-for-sale were delinquent or in a non-accrual status. Accrued interest receivable of $25,000 and $40,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of June 30, 2026, and 2025, respectively. The accrued interest receivable as of June 30, 2025, included amounts related to the Company's available-for-sale debt security, which was no longer held at  June 30, 2026.

Other Investments

Other investments consist of equity securities that do not have readily determinable fair values and for which the Company does not exercise significant influence. These investments are accounted for under the measurement alternative in accordance with ASC 321 and are carried at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer. Resulting gains and losses are recognized in net investment income (loss). These investments are not subject to recurring fair value measurements.

The following table presents the carrying value of equity securities without readily determinable fair values, together with the related upward and downward adjustments recognized during the periods presented. These securities are included in the nonrecurring fair value hierarchy when observable price changes occur or impairment indicators are identified.

	Year Ended June 30,
(dollars in thousands)	2026	2025
Other Investments
Carrying value	$4,682	$1,349
Upward carrying value changes	$3,272	$24
Downward carrying value changes/impairments	$(48)	$(362)

Period-end carrying values reflect cumulative purchases, sales, return of capital distributions, and adjustments recognized under the measurement alternative. Through June 30, 2026, cumulative upward adjustments totaled $5.8 million and were attributable to observable price changes in orderly transactions for identical or similar securities of the same issuer, including upward adjustments recognized during fiscal 2026 based on observable issuances of similar equity securities by the issuer. Cumulative downward adjustments totaled $5.5 million and consisted of impairments, return of capital distributions, and adjustments resulting from observable price changes. The downward adjustments presented in the table above represent impairment charges recognized during the years ended June 30, 2026, and 2025.

Net Investment Income (Loss)

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Year Ended June 30,
(dollars in thousands)	2026	2025
Net Investment Income (Loss)
Net realized gains (losses) on equity securities	$(53)	$(192)
Net realized gains (losses) on debt securities	108	610
Net realized gains (losses) on embedded derivatives	(2,542)	-
Net unrealized gains (losses) on equity securities	2,632	(89)
Net unrealized gains (losses) on debt securities	152	(146)
Net unrealized gains (losses) on embedded derivatives	2,542	(12)
Net unrealized gains (losses) on cash equivalents	11	10
Dividend and interest income	1,468	2,191
Net realized foreign currency gains (losses)	(170)	21
Total Net Investment Income (Loss)	$4,148	$2,393

During the years ended June 30, 2026, and 2025, realized gains on debt securities in the amount of $108,000 and $610,000, respectively, were reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures.

The following table presents unrealized gains and losses recognized in net investment income (loss) during the years ended June 30, 2026, and 2025, related to equity and debt securities classified as trading that were held as of the respective year-end dates.

	Year Ended June 30,
(dollars in thousands)	2026	2025
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$2,579	$(281)
Less: Net gains and losses recognized during the period on securities sold during the period	(5)	(17)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date [1]	$2,584	$(264)
Debt securities classified as trading:
Net gains and losses recognized during the period	$152	(146)
Less: Net gains and losses recognized during the period on securities sold during the period	152	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date [2]	$-	$(146)

1. Includes a net gain of $3.2 million in fiscal 2026 and a net loss of $362,000 in fiscal 2025 recognized under the measurement alternative, reflecting unrealized and realized investment gains and losses.

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

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2026	2025
ETF advisory fees	$6,192	$6,642
USGIF advisory fees	3,840	1,930
USGIF performance fees earned (paid)	-	(247)
Total Advisory Fees	10,032	8,325
USGIF administrative services fees	219	127
Total Operating Revenue	$10,251	$8,452

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through April 2027. For the years ended June 30, 2026, and 2025, total fee waivers and expenses borne by the Company for SEA were $124,000 and $143,000, respectively, including fee waivers of $63,000 and $39,000, respectively. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF.

The Company serves as investment adviser to USGIF and receives advisory fees consisting of a base management fee based on a specified percentage of net assets under management. During fiscal year 2025, the Company also received performance fees, which were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment could only reduce advisory fees.

The Company has contractually agreed to limit fund expenses through April 2027, except for the U.S. Government Securities Ultra Short Bond Fund, for which fee waivers and expense reimbursements are voluntary and may be discontinued at the Company’s discretion. For the years ended June 30, 2026, and 2025, total fee waivers and expenses borne by the Company for USGIF were $744,000 and $973,000, respectively, including fee waivers $531,000 and $765,000, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent of average daily net assets of each fund.

As of  June 30, 2026, the Company had $884,000 in receivables from fund clients, of which $556,000 was from the ETFs and $328,000 was from USGIF, and as of June 30, 2025, the Company had $683,000 in receivables from fund clients, of which $494,000 was from the ETFs and $189,000 was from USGIF. There was no allowance for credit losses related to receivables as of June 30, 2026, and 2025.

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

A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is shown below:

	June 30,
(dollars in thousands)	2026	2025
Cash and cash equivalents	$24,330	$24,552
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$25,330	$25,552

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2026	2025
Building and land	$4,726	$4,669
Furniture, equipment, and other	1,138	1,138
	5,864	5,807
Accumulated depreciation	(4,747)	(4,706)
Net property and equipment	$1,117	$1,101

Depreciation expense totaled $42,000 and $61,000 in fiscal years 2026 and 2025, respectively.

NOTE 7. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2029. Lease expense included in general and administrative expense on the Consolidated Statements of Operations totaled $105,000 and $100,000 for the years ended June 30, 2026, and 2025, respectively.

The following table presents the components of lease cost.

	Year Ended June 30,
(dollars in thousands)	2026	2025
Finance lease cost:
Amortization of right of use assets	$34	$32
Interest on lease liabilities	6	1
Total finance lease cost	40	33
Short-term lease cost	71	69
Total lease cost	$111	$102

Supplemental information related to the Company's leases follows.

	Year Ended June 30,
(dollars in thousands)	2026	2025
Operating cash flows from finance leases included in lease liabilities	$5	$1
Financing cash flows from finance leases included in lease liabilities	$28	$33
Lease liabilities obtained from new ROU assets - finance [1]	$92	$-

1. During fiscal year 2026, non-cash changes in lease liabilities included $92,000 of new right-of-use assets recognized in exchange for new lease liabilities and $6,000 of amortization of lease liabilities during rent-free periods. There were no non-cash changes in lease liabilities during fiscal year 2025.

Additional qualitative information concerning the Company's leases follows.

	June 30,
	2026	2025
Weighted-average remaining lease term - finance leases (years)	2.50	0.25
Weighted-average discount rate - finance leases	7.50%	4.75%

The following table presents the maturities of lease liabilities as of June 30, 2026.

(dollars in thousands)
Fiscal Year	Finance Leases
2027	$32
2028	32
2029	16
Total lease payments	80
Less imputed interest	(7)
Total	$73

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2028. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $119,000 and $104,000 for fiscal years 2026 and 2025, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2026, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2027	$63
2028	34
Total lease payments	$97

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term. As of June 30, 2026, the cost of the building is $1.7 million, and the accumulated depreciation is $1.6 million. The building is depreciated using the straight-line method over 40 years.

NOTE 8. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2026	2025
Professional fees	$491	$455
Vendors payable	286	143
ETF operating and distribution expenses	285	411
Other taxes payable	73	72
Other accrued items	14	10
Other accrued expenses	$1,149	$1,091

Certain accrued expenses are reimbursable by HIVE; the related receivable is recorded separately within accounts and other receivables. See Note 16, Related Party Transactions, for additional details on amounts due from HIVE.

NOTE 9. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during fiscal years 2026 and 2025. The credit agreement will expire on  May 31, 2028, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at June 30, 2026, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2026, the credit facility remains unutilized by the Company.

During fiscal year 2025, the Company received loan proceeds of $75,000 from an entity in which it holds an equity investment. The loan is non-interest bearing, non-recourse, and will be repaid through an offset against amounts due upon the entity's final liquidation. Because the timing of liquidation is uncertain, the loan is classified as non-current within notes payable on the Consolidated Balance Sheets.

NOTE 10. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with the 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for matching contributions to the 401(k) plan of $118,000 and $116,000 for fiscal years 2026 and 2025, respectively.

The 401(k) plan allows for a discretionary profit-sharing contribution by the Company, as authorized by the Board of Directors. The Company made a profit-sharing contribution of $50,000 and $100,000 in fiscal years 2026 and 2025, respectively.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs invested in mutual funds managed by the Company. Employees may contribute to an IRA, with limited matching contributions provided by the Company. Employees may also participate in a similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts for the benefit of minor relatives. The Company's matching contributions under these programs, reflected in compensation expense, totaled $51,000 and $12,000 in fiscal years 2026 and 2025, respectively.

The Company maintains an Employee Stock Purchase Plan under which eligible employees may purchase treasury shares at market price. During fiscal years 2026 and 2025, employees purchased 27,143 and 30,247 shares, respectively, of the Company's treasury stock. The Company provides limited matching contributions under the plan. Matching contributions, reflected in compensation expense, were $51,000 and $52,000 in fiscal years 2026 and 2025, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is listed and traded on the NASDAQ Capital Market under the symbol “GROW.” The stock is quoted daily on NASDAQ. There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2026, or 2025.

The shareholders of class C common stock have voting rights, and the shareholders of class A and class B common stock have no voting rights. Shareholders of class C common stock are allowed to convert to class A common stock. During fiscal years 2026 and 2025, no shares were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Dividends

Dividends totaling $955,000 and $1.0 million were paid to holders of class A common stock in fiscal years 2026 and 2025, respectively. Dividends of $186,000 were paid to holders of class C common stock in each of fiscal years 2026 and 2025. The dividend rate per share for both classes was $0.0075 per month during fiscal years 2026 and 2025.

As of June 30, 2026, the Board has authorized a monthly dividend of $0.0075 per share through September 2026, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Company's Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board approved an increase to the limit of its annual share repurchase program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. As a result, the total amount of shares that may be repurchased under the program was $6.5 million during calendar year 2024 and $5.0 million during each of calendar years 2025 and 2026. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s share-based compensation programs. As of June 30, 2026, approximately $4.1 million remained available for repurchase under the calendar year 2026 authorization.

During fiscal years 2026 and 2025, the Company repurchased 733,848 and 801,043, respectively, of its class A shares on the open market, utilizing approximately $2.0 million of cash in each fiscal year. To date, the Company has repurchased a total of 3,523,768 class A shares under the repurchase program using cash of $9.5 million.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on certain repurchases of stock by publicly traded corporations. The Company recognizes any excise tax incurred as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. Excise taxes recognized under these provisions were $18,000 and $19,000 in fiscal years 2026 and 2025, respectively. Except where amounts are specifically presented as including excise taxes, amounts presented in this report related to the Company's share repurchases and share repurchase authorization exclude such excise taxes, to the extent applicable.

Other Activity

All stock grants vest immediately after issuance. Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2026 and 2025, no shares were granted to employees or non-employee directors.

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

The following table summarizes stock option information under the 1989 Plan. No stock options were granted during the year ended  June 30, 2026.

	Year Ended June 30,
	2026	2025
Granted	-	125,100
Weighted Average Grant Date Fair Value per Common Share	$-	$1.06
Compensation Expense Recognized	$9,000	$124,000
Deferred Tax Recognized	$2,000	$26,000

The assumptions utilized to estimate the fair value of options outstanding under the 1989 Plan are presented in the following table:

Risk-free interest rate	4.1% to 4.2%
Expected volatility	57.1% to 58.2%
Expected life (in years)	5.25
Expected dividend yield	4.1% to 4.4%

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

Stock option transactions under the 1989 Plan for the past two fiscal years are summarized below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(net of tax)
Outstanding at June 30, 2024	229,000	$6.05
Granted	125,100	$2.41
Exercised	-	n/a
Forfeited	(2,000)	6.05
Outstanding at June 30, 2025	352,100	$4.76
Granted	-	n/a
Exercised	-	n/a
Forfeited	(200)	n/a
Outstanding at June 30, 2026	351,900	$4.76	6.22	$70,000
Outstanding and exercisable at June 30, 2026	351,900	$4.76	6.22	$70,000
Outstanding and non-vested at June 30, 2026	-	n/a

The following table summarizes stock option vesting activity under the 1989 Plan for fiscal 2026.

	Number of Stock Options	Weighted Average Grant Date Fair Value per Common Share	Fair Value	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period in Years
Non-vested at June 30, 2025	25,000	$0.99	$25,000
Granted	-	$-	$-
Vested	25,000	$0.99	$25,000
Forfeited	-	$-	$-
Non-vested at June 30, 2026	-	$-	$-	$-	-

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

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(net of tax)
Outstanding at June 30, 2024	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding at June 30, 2025	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding at June 30, 2026	2,000	$2.74	1.72	$1,000
Outstanding and exercisable at June 30, 2026	2,000	$2.74	1.72	$1,000
Outstanding and non-vested at June 30, 2026	-	n/a

NOTE 12. INCOME TAXES

Effective July 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard expands certain annual income tax disclosure requirements, including disclosures related to the rate reconciliation and income taxes paid. The Company applied the amendments retrospectively to all periods presented. Adoption affected disclosures only and did not impact the Company's consolidated financial position, results of operations, or net cash flows. Certain prior-period disclosures, including supplemental cash flow information related to income taxes paid, were revised to conform to the new presentation requirements.

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2026	2025
United States	$3,766	$(322)
Canada	118	60
Total	$3,884	$(262)

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
		% of		% of
(dollars in thousands)	2026	Pretax	2025	Pretax
Tax expense (benefit) at statutory rate	$816	21.0%	$(55)	21.0%
Changes in uncertain tax positions	(36)	(0.9)%	106	(40.5)%
Foreign tax effects, Canada
Rate difference on foreign income (loss)	(31)	(0.8)%	3	(1.2)%
Changes in valuation allowance	28	0.7%	-	0.0%
Canadian withholding tax	25	0.7%	23	(8.8)%
Nontaxable dividend income	(2)	(0.1)%	(9)	3.4%
Changes in valuation allowance	24	0.6%	-	0.0%
Nontaxable or nondeductible items
Dividend Income	(19)	(0.5)%	(19)	7.2%
Insurance	16	0.4%	16	(6.1)%
Meals and entertainment	15	0.4%	11	(4.2)%
Dues	4	0.1%	9	(3.4)%
Other	-	0.0%	2	(0.8)%
Net effect of cross-border tax laws	(19)	(0.5)%	(23)	8.8%
State and local income taxes, net of federal tax benefit [1]	4	0.1%	8	(3.1)%
Other	4	0.1%	-	0.0%
Total tax expense	$829	21.3%	$72	(27.7)%

1. State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2026	2025
Current tax expense (benefit) - U.S.	$1,008	$(745)
Current tax expense (benefit) - State U.S.	(31)	116
Current tax expense (benefit) - non-U.S.	22	(3)
Deferred tax expense (benefit) - U.S.	(166)	687
Deferred tax expense (benefit) - non-U.S.	(4)	17
Total tax expense (benefit)	$829	$72

Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2026	2025
Deferred Income Tax Assets:
Accumulated depreciation	$109	$122
Investments in securities at fair value	-	648
Impairment on securities	365	358
Accrued expenses	64	31
Product start-up costs	111	110
Share-based compensation expense	189	188
Other	101	92
Net operating loss carryover	848	-
Capital loss carryover	401	-
Subtotal Deferred Tax Assets	2,188	1,549
Valuation allowance	(52)	-
Total Deferred Tax Assets	2,136	1,549
Deferred Income Tax Liabilities:
Investments in securities at fair value	$(390)	$-
Prepaid expenses	(93)	(89)
Foreign tax on undistributed earnings	(205)	(209)
Total Deferred Tax Liabilities	(688)	(298)
Net Deferred Tax Asset	$1,448	$1,251

Amounts recognized in the Consolidated Balance Sheets:
Deferred tax asset	$1,461	$1,268
Deferred tax liability	13	17
Net Deferred Tax Asset	$1,448	$1,251

Components of the Company's income taxes paid, net of refunds received, are as follows:

	Year ended June 30,
(dollars in thousands)	2026	2025
U.S. Federal	$-	$(9)
State and Local (Texas)	6	7
Foreign (Canada)	39	66
Total income tax paid, net of refunds received	$45	$64

Carryovers

At June 30, 2026, the Company had U.S. federal capital loss carryforwards of $1.9 million expiring in fiscal year 2029 and net operating loss carryforwards of $3.9 million. USCAN had Canadian net operating loss carryforwards of $106,000 expiring in fiscal year 2046 and no capital loss carryforwards.

At June 30, 2025, the Company had no U.S. federal net operating loss or capital loss carryforwards. USCAN had no Canadian net operating loss or capital loss carryforwards.

Additional Disclosures

A valuation allowance is established when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2026, the Company had a valuation allowance of $52,000; no valuation allowance was recorded at June 30, 2025.

Uncertain income tax positions

The Company is subject to U.S. federal income tax, state tax jurisdictions within the U.S., and taxes in Canada. The Company maintains a reserve for uncertain tax positions. As of June 30, 2026, and 2025, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $855,000 and $891,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets.

The reserve as of June 30, 2026, relates to the Company’s uncertain tax positions for income tax matters. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $855,000 as of June 30, 2026, adequately covers open tax years and uncertain tax positions up to and including fiscal 2026 for major taxing jurisdictions. As of June 30, 2026, the entire $855,000 of unrecognized tax benefits, including interest and penalties and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company's activity was as follows:

	Year ended June 30,
(dollars in thousands)	2026	2025
Beginning Balance	$891	$785
Decrease related to prior year tax positions	(36)	-
Increases related to prior year tax positions	-	106
Ending Balance	$855	$891

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Operations. The amount of accrued interest and penalties associated with the Company’s tax positions was $397,000 and $421,000 as of June 30, 2026, and 2025, respectively. The tax years from 2022 through 2025 remain open to examination by the U.S. Federal and State tax jurisdictions. The tax years from 2020 through 2025 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject. For jurisdictions with unfiled tax returns, the statutes of limitations remain open indefinitely.

On July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”), which contained several tax reform proposals. A Company is required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates in income from continuing operations in the interim period that includes the enactment date. The impact of the Act is reflected in the Company’s results for fiscal 2026 and is immaterial.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2026	2025
(dollars in thousands, except per share data)
Net Income (Loss)	$3,055	$(334)

Weighted average number of outstanding shares
Basic	12,674,691	13,343,506
Effect of dilutive securities
Stock options	11,754	1,121
Diluted	12,686,445	13,344,627

Earnings (Loss) Per Share
Basic Net Income (Loss) per Share	$0.24	$(0.03)
Diluted Net Income (Loss) per Share	$0.24	$(0.03)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. Employee stock options excluded from the calculation of diluted EPS totaled 229,000 for the year ended June 30, 2026, and 329,100 for the year ended June 30, 2025.

During fiscal years 2026 and 2025, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings (loss) per share calculation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	(5)
Tax effect	1
Amount reclassified from AOCI	(610)
Tax effect	128
Net other comprehensive income (loss) for 2025	(486)
Balance at June 30, 2025	98
Other comprehensive income (loss) before reclassifications	(17)
Tax effect	4
Amount reclassified from AOCI	(108)
Tax effect	23
Net other comprehensive income (loss) for 2026	(98)
Balance at June 30, 2026	$-

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

The Company's Chief Executive Officer, serving as the Chief Operating Decision Maker ("CODM"), evaluates the performance of the Investment Management Services segment based on segment profit (loss), which is calculated as operating revenues less other operating expenses. Other operating expenses used in the calculation include employee compensation and benefits, general and administrative expenses, and sales and marketing costs, which includes advertising, sales and promotion expenses, and prospectus and fulfillment expenses. Segment profit (loss) is considered by the CODM in evaluating resource allocation decisions together with the Company's overall capital needs and strategic objectives. Resource allocation decisions are not based solely on segment results for any particular reporting period and reflect the facts and circumstances existing at the time.

The CODM evaluates the performance of the Company’s Corporate Investments segment separately from the Investment Management Services segment based on net investment income (loss). The Corporate Investments segment does not include any allocated company expenses. In allocating capital to the segment, the CODM considers liquidity needs, market conditions, capital preservation objectives, and expected returns on available investment opportunities. The relative weight assigned to these considerations may vary based on the facts and circumstances existing at the time.

The following schedule details total revenues, income, and gross identifiable assets by business segment:

	Investment
	Management	Corporate
(dollars in thousands)	Services	Investments	Total
Year Ended June 30, 2026
Operating revenues	$10,251	$-	$10,251
Net investment income (loss)	-	4,148	4,148
	10,251	4,148	14,399
Other operating expenses	10,806	-	10,806
Segment profit (loss)	$(555)	$4,148	$3,593
Reconciliation of segment profit (loss)
Other income (loss)			$339
Depreciation			(42)
Interest			(6)
Income (loss) before income taxes			$3,884

Gross identifiable assets at June 30, 2026	$24,726	$21,847	$46,573
Deferred tax asset			1,461
Consolidated total assets at June 30, 2026			$48,034

Year Ended June 30, 2025
Operating revenues	$8,452	$-	$8,452
Net investment income (loss)	-	2,393	2,393
	8,452	2,393	10,845
Other operating expenses	11,376	-	11,376
Segment profit (loss)	$(2,924)	$2,393	$(531)
Reconciliation of segment profit (loss)
Other income (loss)			$331
Depreciation			(61)
Interest			(1)
Income (loss) before income taxes			$(262)

Gross identifiable assets at June 30, 2025	$26,134	$20,662	$46,796
Deferred tax asset			1,268
Consolidated total assets at June 30, 2025			$48,064

Operating revenues from investment management services include revenues from ETF clients of $6.2 million and $6.6 million in fiscal years 2026 and 2025, respectively. Operating revenues from investment management services also include revenues from USGIF of $4.1 million and $1.8 million in fiscal years 2026 and 2025, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

U.S. Global Investors Funds (“USGIF” or the “Fund(s)”) and U.S. Global exchange-traded fund (“ETF”) clients

As of  June 30, 2026, and 2025, the Company held investments in USGIF, funds it advises, with a fair value of $9.7 million and $10.5 million, respectively. These investments are included in investments in equity securities at fair value on the Consolidated Balance Sheets. During fiscal 2026, the Company redeemed $800,000 of its USGIF investments and recognized $5,000 of net realized losses. No redemptions were made during fiscal 2025. The Company recorded income from capital gain distributions and dividends on its USGIF investments of $351,000 and $406,000 for fiscal years 2026 and 2025, respectively.

As of June 30, 2026, and 2025, the Company also held investments in U.S. Global ETF clients, funds it advises, with a fair value of $45,000 and $32,000, respectively. These investments are included in investments in equity securities at fair value on the Consolidated Balance Sheets. There were no transactions made in U.S. Global ETF clients during fiscal 2026. During the fiscal 2025, the Company purchased $109,000, sold $60,000, and recognized $19,000 of net realized losses on its investments in U.S. Global ETF clients.

The Company earned advisory and administrative services fees from the various funds for which it acts as investment adviser, as disclosed in Note 4. Receivables include amounts due from these funds for such fees and reimbursable out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2026, and 2025, the Company had $884,000 and $683,000, respectively, of receivables from fund clients included in accounts and other receivables on the Consolidated Balance Sheets.

HIVE Digital Technologies Ltd. (“HIVE”)

As of June 30, 2026, and 2025, the Company held 15,000 common shares of HIVE with a fair value of approximately $55,000, and $27,000, respectively. The HIVE common shares were purchased for $41,000 in fiscal 2025 and represented less than 1.0 percent ownership as of June 30, 2026. Additionally, as of June 30, 2025, the Company held HIVE convertible debentures with a fair value of approximately $1.6 million. The remaining principal amount of the HIVE convertible debentures was paid in full in December 2025. During fiscal years 2026 and 2025, the Company received principal payments of $2.3 million in each year, recorded debenture interest income of $81,000 and $457,000, respectively, and recognized realized gains on debt securities of $108,000 and $610,000, respectively. See Note 3, Investments, for additional information.

The Company earned other income from HIVE of $207,000 and $218,000 for consulting services during fiscal years 2026 and 2025, respectively. The Company also earned lease income from HIVE of $19,000 and $10,000 during fiscal years 2026 and 2025, respectively, under a lease agreement for certain areas of the Company’s office building. The lease terms were determined to be consistent with market rates.

As of June 30, 2026, accounts and other receivables included approximately $350,000 due from HIVE for reimbursable out-of-pocket expenses. As of June 30, 2025, amounts due from HIVE included $750,000 of investment principal repayments and approximately $271,000 of other receivables included within accounts and other receivables, a portion of which related to accrued interest. No allowance for credit losses was recorded on HIVE receivables as of June 30, 2026, or 2025.

Frank Holmes, the Company’s Chief Executive Officer and a director, serves as Executive Chairman of HIVE and received director fees from HIVE during fiscal years 2026 and 2025. Mr. Holmes also held shares, options, and restricted stock units of HIVE as of June 30, 2026, and previously served as Interim Chief Executive Officer of HIVE from August 2018 through January 2023.

The Sonar Company (“Sonar”)

The Company held an investment in The Sonar Company (“Sonar”), representing approximately 2.8 percent ownership as of June 30, 2026. The investment had a carrying value of zero as of June 30, 2026, and 2025. During fiscal year 2025, the Company recorded an impairment charge that reduced the carrying value to zero and recognized a realized loss of $175,000.

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

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of June 30, 2026, or 2025.

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July through September 2026, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July to September 2026 will be approximately $279,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosures during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, and because of the material weakness in internal control over financial reporting described below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2026. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, and because of the material weakness described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026.

Material weakness over financial reporting review controls. Management identified a material weakness in internal control over financial reporting related to deficiencies in the design and operation of review controls over financial reporting workpapers, including the calculation of weighted-average shares used in computing basic and diluted earnings per share. The deficiency reflects that certain review controls were designed and documented at a high level and did not specify the procedures, scope, precision, or evidence necessary to consistently detect completeness errors, spreadsheet formula omissions, or other errors that could result in a material misstatement. The identified error originated in a spreadsheet-based weighted-average shares workpaper. However, the applicable control environment did not include sufficiently precise review procedures, independent recalculation, or spreadsheet integrity checks to prevent or detect the error on a timely basis. Accordingly, management concluded that the deficiency represents a material weakness as of June 30, 2026.

Management has begun evaluating remediation actions intended to strengthen review-control precision and spreadsheet controls across key financial reporting workpapers. Actions include implementing independent recalculation or re-performance procedures for high-risk calculations, adding spreadsheet integrity and completeness checks, and testing the design and operating effectiveness of enhanced controls over a sufficient period. As of the date of this report, the remediation plan had not been submitted to the Board of Directors for approval. The material weakness will not be considered remediated until the enhanced controls have been designed, implemented, and operated effectively for a sufficient period, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting. Other than the ongoing evaluation of remediation actions for the material weakness over financial reporting review controls described above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	71	Director and Chief Executive Officer of the Company since October 1989; Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served in various positions with the Company and its subsidiaries. Mr. Holmes has served as Chairman of the Board of HIVE Digital Technologies Ltd. (formerly HIVE Blockchain Technologies Ltd.) since August 2017; Interim Executive Chairman from August 2018 to December 2020; Executive Chairman since December 2020; and Interim Chief Executive Officer from August 2018 to January 2023. He also served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to March 2021. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020.
Jerold H. Rubinstein	88	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein served as Director and Chairman of Salton Sea Industries from June 2016 to June 2020. Since July 1, 2025, Mr. Rubinstein has served as Chairman and founder of Musicgram.
Roy D. Terracina	80	Vice Chairman of the Board of Directors since May 1997 and Director of the Company since December 1994. Mr. Terracina has been the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Mr. Terracina has also served as Chief Executive Officer and Board Chair of the Sonar Company since July 2021.
Thomas F. Lydon, Jr.	66	Director of the Company since June 1997. Mr. Lydon has served as an Independent Trustee of Guggenheim Investments since February 2012 and as a member of the Board of Trustees for The 2023 ETF Series Trust since October 2023. Mr. Lydon previously served as Vice Chairman of VettaFi from May 2022 to April 2024; a Board member of VettaFi from August 2021 to January 2024; and President and Chief Executive Officer of Global Trends Investments from April 1996 to present.
Bobby D. Duncan	69	Director of the Company since January 2025. Mr. Duncan has been co-owner and co-Chief Executive Officer of The Embroidery Shop, Inc. dba embroideryco.com, a marketing firm specializing in the embellishment of apparel and promotional products for commercial clients across North America, since January 2002. Mr. Duncan has also served as the owner and Chief Executive Officer of IMFS, Inc., a business advisory firm, since January 1998.
Lisa C. Callicotte	53	Chief Financial Officer of the Company since July 2013; Controller of the Company from July 2009 to July 2013. Since July 2009, Ms. Callicotte has served in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of five members. The Board of Directors has determined that four of the five members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors during the 2026 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. All incumbent directors attended the 2025 fiscal year annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

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

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. Grant Thornton LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2026, is responsible for performing an independent audit of U.S. Global’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and Grant Thornton LLP. The committee has discussed with Grant Thornton LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2026 audited financial statements. The Audit Committee has received the written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with Grant Thornton LLP the firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2026.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2026. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, who are the only NEOs for the fiscal year 2026.

Name	Title
Frank E. Holmes	Chief Executive Officer and Chief Investment Officer
Lisa C. Callicotte	Chief Financial Officer

In establishing total annual compensation for Mr. Holmes, the Compensation Committee considers a number of factors. The Compensation Committee previously engaged an independent compensation consultant to assist in developing its executive compensation framework. Importantly, the Compensation Committee considers the various functions Mr. Holmes assumes, including the dual role of CEO and Chief Investment Officer (“CIO”). In addition, the Compensation Committee considers various measures of company performance, including profitability and total shareholder return. The Compensation Committee also reviews Mr. Holmes’ performance in managing our corporate investments, in overseeing the management of our client portfolios and the results of our operational earnings.

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

During fiscal years 2026 and 2025, Mr. Holmes voluntarily declined a portion of the cash bonuses he was eligible to receive, despite the Company achieving its performance targets.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2026 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of four independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2026, no stock options were granted under this plan. As of June 30, 2026, under this amended plan, a total of 2,089,500 options had been granted, 883,000 options had been exercised, 854,600 options had expired, 351,900 remain outstanding, and 365,100 options remain available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of four independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2026, no stock options were granted under this plan. As of June 30, 2026, a total of 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remain outstanding; and 141,000 options remain available for grant.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $24,500 in calendar year 2026. An additional “catch-up” pretax contribution of up to $8,000 is allowed for employees over 50, and $11,250 is allowed for employees aged 60-63. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows us to make a discretionary profit-sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit-sharing contribution. The Company made a profit-sharing contribution of $50,000 and $100,000 in fiscal years 2026 and 2025, respectively.

Savings Plans

We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using mutual funds managed by us. Employee contributions to an Individual Retirement Account are matched to a maximum of $400 per month for employees, including NEOs. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per minor relative. The Company match, reflected in compensation expense and aggregated across all savings programs, was $51,000 and $12,000 in fiscal years 2026 and 2025, respectively.

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2026 and 2025, employees purchased 27,143 and 30,247 shares of treasury stock from us, respectively. The Company matches these contributions on a limited basis. The Company match, reflected in compensation expense, was $51,000 and $52,000 in fiscal years 2026, and 2025, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table includes the value of perquisites provided to NEOs in fiscal year 2026 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2026, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) [1]	($) [2,3]	($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer and Chief Investment Officer	2025	477	23	56	224	780
	2026	477	24	77	320	898

Lisa C. Callicotte
Chief Financial Officer	2025	189	52	-	67	308
	2026	189	78	-	71	338

1.	The amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.

For fiscal year 2026, represents amounts paid by us on behalf of or to Mr. Holmes as follows: (i) $67 for insurance; (ii) $65 for sporting event and entertainment expenses; (iii) $56 for leased property; (iv) $38 in contributions to savings plans and related tax gross-up payments; (v) $29 for paid time off payout; (vi) $22 for personal use of a company vehicle; (vii) $12 in profit-sharing contributions; (viii) $12 for memberships; (ix) $11 in tax gross-up payments related to taxable fringe benefits; and (x) $8 for miscellaneous items.

3.

For fiscal year 2026, represents amounts paid by us on behalf of or to Ms. Callicotte as follows: (i) $22 in contributions to savings plans and related tax gross-up payments; (ii) $18 for personal use of a company vehicle;  (iii) $12 for paid time off payout; (iv) $10 in profit-sharing contributions; and (v) $9 for miscellaneous items.

Outstanding equity awards as of June 30, 2026, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

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

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $16,500 in any quarter. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Director compensation for the fiscal year ended June 30, 2026, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or	Option
Name	Paid in Cash [1]	Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$194	$-	$194
Roy D. Terracina	$76	$-	$76
Thomas F. Lydon, Jr.	$76	$-	$76
Bobby D. Duncan	$76	$9	$85

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.
2.	Amounts shown represent options awarded March 5, 2025. See discussion of assumptions made for options valuation in the Consolidated Financial Statements at Note 11, Shareholders' Equity, of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 20, 2026, there were 2,068,549 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.81%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 20, 2026, there were 10,229,647 shares of the Company’s class A common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Gator Capital Management, LLC - Tampa, FL	1,121,593	10.96%
CWA Asset Management Group, LLC - Naples, FL	707,235	6.91%

Security Ownership of Management

The following table sets forth, as of August 20, 2026, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person directly owns the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
Beneficial Owner	Common Stock		Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.81%	557,142	5.45%
Lisa C. Callicotte, CFO	-	-	38,919	0.38%
Jerold H. Rubinstein, Director	-	-	2,800	0.03%
Roy D. Terracina, Director	-	-	63,800	0.62%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.17%
Bobby D. Duncan, Director	-	-	-	0.00%
All directors and executive officers as a group (six persons)	2,064,560	99.81%	680,161	6.65%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	351,900	$4.76	365,100
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	947
Total	353,900		507,047

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
2.

Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option period must be less than ten years.

3.

The Company has adopted a stock purchase plan to provide eligible employees of the Company with an opportunity to purchase common stock of the Company. There are authorized shares of treasury stock reserved for issuance under the plan for which a registration statement has not been filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 16, Related Party Transactions, to the Consolidated Financial Statements of this Annual Report on Form 10-K, which incorporates the information of the relationships and related transactions for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2026, and 2025, rendered by Grant Thornton LLP.

	Fiscal Year Ended June 30,
(dollars in thousands)	2026	2025
Audit fees [1]	$430	$381
Audit-related fees [2]	-	-
Tax fees [3]	-	82
Total fees	$430	$463

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

All services provided by Grant Thornton LLP in the fiscal year ended June 30, 2026, were pre-approved by the Audit Committee.

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

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 3, 2026	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 3, 2026

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 3, 2026

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 3, 2026

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 3, 2026

/s/ Bobby D. Duncan
Bobby D. Duncan	Director	September 3, 2026

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 3, 2026