Form 10-Q
period 2026-09-30
U S GLOBAL INVESTORS INC
filed 2026-11-12
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

On November 5, 2026, there were 13,867,059 shares of Registrant’s class A nonvoting common stock issued and 10,129,912 shares of Registrant’s class A nonvoting common stock outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,489 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	June 30, 2026
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,299	$24,330
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	8,766	8,871
Investments in held-to-maturity debt securities at amortized cost, current	1,000	1,000
Less: Allowance for credit losses	(11)	(28)
Investments in held-to-maturity debt securities, net of allowance for credit losses, current	989	972
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,026	1,328
Tax receivable	542	549
Prepaid expenses	425	528
Total Current Assets	37,047	37,578

Net Property and Equipment	1,151	1,117
Other Assets
Deferred tax asset	1,394	1,461
Investments in trading securities at fair value, non-current	2,720	2,873
Other investments	4,682	4,682
Finance lease, right of use assets	58	65
Other assets, non-current	263	258
Total Other Assets	9,117	9,339
Total Assets	$47,315	$48,034
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$-	$4
Accrued compensation and related costs	352	447
Dividends payable	277	279
Finance lease liability, short-term	28	28
Other accrued expenses	949	1,149
Total Current Liabilities	1,606	1,907
Long-Term Liabilities
Deferred tax liability	-	13
Reserve for uncertain tax positions	866	855
Notes payable	75	75
Finance lease liability, long-term	38	45
Total Long-Term Liabilities	979	988
Total Liabilities	2,585	2,895

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at September 30, 2026, and June 30, 2026; 10,176,329 and 10,275,982 shares outstanding at September 30, 2026, and June 30, 2026, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at September 30, 2026, and June 30, 2026	52	52
Additional paid-in-capital	16,565	16,564
Treasury stock, class A shares at cost; 3,690,670 and 3,591,017 shares at September 30, 2026, and June 30, 2026, respectively	(9,995)	(9,689)
Accumulated other comprehensive income (loss), net of tax	-	-
Retained earnings	37,761	37,865
Total Shareholders’ Equity	44,730	45,139
Total Liabilities and Shareholders’ Equity	$47,315	$48,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2026	2025
Operating Revenues
Advisory fees	$2,599	$2,209
Administrative services fees	58	42
Total Operating Revenues	2,657	2,251
Operating Expenses
Employee compensation and benefits	1,172	1,182
General and administrative	1,293	1,410
Advertising	124	161
Depreciation	11	11
Interest	2	2
Total Operating Expenses	2,602	2,766
Operating Income (Loss)	55	(515)
Other Income (Loss)
Net investment income (loss)	112	2,277
Other income (loss)	81	82
Total Other Income (Loss)	193	2,359
Income (Loss) Before Income Taxes	248	1,844
Provision for Income Taxes
Tax expense (benefit)	77	337
Net Income (Loss)	$171	$1,507

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.01	$0.12
Diluted Net Income (Loss) per share	$0.01	$0.12

Basic weighted average number of common shares outstanding	12,299,892	12,971,512
Diluted weighted average number of common shares outstanding	12,326,084	12,974,543

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Net Income (Loss)	$171	$1,507
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	-	(3)
Less: reclassification adjustment for gains included in net income (loss), net of tax	-	(56)
Net change from available-for-sale securities	-	(59)
Other Comprehensive Income (Loss)	-	(59)
Comprehensive Income (Loss)	$171	$1,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2026	13,866,999	$347	2,068,549	$52	$16,564	3,591,017	$(9,689)	$-	$37,865	$45,139
Repurchases of Common stock (class A), including excise tax	-	-	-	-	-	105,457	(322)	-	-	(322)
Issuance of Common stock (class A) under ESPP	-	-	-	-	1	(5,804)	16	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(275)	(275)
Net income (loss)	-	-	-	-	-	-	-	-	171	171
Balance at September 30, 2026	13,866,999	$347	2,068,549	$52	$16,565	3,690,670	$(9,995)	$-	$37,761	$44,730

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207
Repurchases of Common stock (class A), including excise tax	-	-	-	-	-	159,074	(404)	-	-	(404)
Issuance of Common stock (class A) under ESPP	-	-	-	-	(2)	(7,299)	20	-	-	18
Share-based compensation, net of tax	-	-	-	-	9	-	-	-	-	9
Dividends declared	-	-	-	-	-	-	-	-	(287)	(287)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(59)	-	(59)
Net income (loss)	-	-	-	-	-	-	-	-	1,507	1,507
Balance at September 30, 2025	13,866,999	$347	2,068,549	$52	$16,563	3,036,087	$(8,165)	$39	$37,155	$45,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$171	$1,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	11	(9)
Net realized (gains) losses on securities	-	(71)
Net unrealized (gains) losses on securities	185	(1,902)
Provision for deferred taxes	54	393
Reserve for uncertain tax positions	11	(70)
Share-based compensation expense	-	9
Allowance for credit losses	(17)	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	309	(54)
Prepaid expenses and other assets	105	165
Accounts payable and other accrued liabilities	(301)	5
Total adjustments	357	(1,539)
Net cash provided by (used in) operating activities	528	(32)
Cash Flows from Investing Activities:
Purchase of property and equipment	(45)	-
Purchase of trading securities at fair value, non-current	-	(100)
Proceeds from principal paydowns of available-for-sale debt securities at fair value	-	750
Return of capital on non-current investments	73	88
Net cash provided by (used in) investing activities	28	738
Cash Flows from Financing Activities:
Principal payments on finance lease	(7)	(8)
Issuance of common stock	17	18
Repurchases of common stock	(320)	(390)
Dividends paid	(277)	(292)
Net cash provided by (used in) financing activities	(587)	(672)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31)	34
Beginning cash, cash equivalents, and restricted cash	25,330	25,552
Ending cash, cash equivalents, and restricted cash	$25,299	$25,586

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$277	$291
Excise tax accrued on stock repurchases	$3	$4
Lease liabilities obtained from new ROU assets - finance	$-	$92
Unsettled class A common stock repurchases	$-	$20

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes, net of refunds	$5	$25
Cash paid for interest	$2	$2

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended  June 30, 2026 ("Form 10-K").

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

The Company has variable interests in certain funds it advises, specifically, certain funds within U.S. Global Investors Funds (“USGIF” or the “Funds”) and certain U.S. Global exchange-traded fund ("ETF") clients. However, it is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the Company's investments in these entities (as reflected in the carrying value of investments in securities) and receivables for fees, was $10.0 million at  September 30, 2026, and $10.2 million at  June 30, 2026.

The carrying amounts of assets recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	September 30, 2026	June 30, 2026
Investments in trading securities at fair value, current	$8,766	$8,871
Investments in trading securities at fair value, non-current	795	871
Accounts and other receivables	419	496
Total VIE assets, maximum exposure to loss	$9,980	$10,238

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Due to rounding, the year-to-date amount may not be the exact sum of the quarterly amounts. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2027 (“fiscal 2027”).

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of annual income tax disclosures. The Company adopted ASU 2023-09 retrospectively for the fiscal year ended June 30, 2026. The adoption resulted in enhanced income tax disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or net cash flows.

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

NOTE 2. INVESTMENTS

Concentrations of Credit Risk

A significant portion of the Company’s investments measured at fair value on a recurring basis consists of investments in USGIF, with fair values of approximately $9.5 million as of  September 30, 2026, and $9.7 million at  June 30, 2026.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of  September 30, 2026, and  June 30, 2026, and other investments adjusted to fair value on a nonrecurring basis during the periods presented, with fair values shown according to the fair value hierarchy.

	September 30, 2026
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$44	$-	$-	$44
Equities - International	471	-	-	471
Exchange Traded Funds - Crypto & digital asset	1,154	-	-	1,154
Exchange Traded Funds - Global equity	40	-	-	40
Exchange Traded Funds - Option strategy & income	256	-	-	256
Mutual funds - Fixed income	8,766	-	-	8,766
Mutual funds - Global equity	755	-	-	755
Total investments carried at fair value on a recurring basis:	$11,486	$-	$-	$11,486

	June 30, 2026
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$54	$-	$-	$54
Equities - International	773	-	-	773
Exchange Traded Funds - Crypto & digital asset	919	-	-	919
Exchange Traded Funds - Global equity	45	-	-	45
Exchange Traded Funds - Option strategy & income	256	-	-	256
Mutual funds - Fixed income	8,871	-	-	8,871
Mutual funds - Global equity	826	-	-	826
Total investments carried at fair value on a recurring basis:	$11,744	$-	$-	$11,744
Investments carried at fair value on a nonrecurring basis:
Other investments [1]	$-	$-	$3,913	$3,913

1.

The fair value measurements presented occurred during the fiscal year ended  June 30, 2026, and do not represent fair values as of  June 30, 2026. Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative. These securities are classified within Level 3 of the fair value hierarchy due to the limited availability of observable market data and the infrequency of observable price changes.

The Company holds 15,000 common shares of HIVE Digital Technologies, Ltd. ("HIVE") with a cost basis of $41,000. The investment had a fair value of $44,000 and $55,000 as of  September 30, 2026, and  June 30, 2026, respectively, and was classified within Level 1 in the preceding tables. The common shares represent ownership in HIVE of less than 1.0 percent as of  September 30, 2026. Frank Holmes serves on the board as executive chairman of HIVE and held shares, options, and restricted stock units at  September 30, 2026.

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported within net investment income (loss). The following details the components of the Company’s trading securities carried at fair value as of  September 30, 2026, and  June 30, 2026.

	September 30, 2026
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(43)	$44
Equities - International	976	(505)	471
Exchange Traded Funds - Crypto & digital asset	1,515	(361)	1,154
Exchange Traded Funds - Global equity	30	10	40
Exchange Traded Funds - Option strategy & income	332	(76)	256
Mutual funds - Fixed income	9,064	(298)	8,766
Mutual funds - Global equity	929	(174)	755
Total trading securities at fair value	$12,933	$(1,447)	$11,486

	June 30, 2026
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(33)	$54
Equities - International	976	(203)	773
Exchange Traded Funds - Crypto & digital asset	1,579	(660)	919
Exchange Traded Funds - Global equity	30	15	45
Exchange Traded Funds - Option strategy & income	341	(85)	256
Mutual funds - Fixed income	9,064	(193)	8,871
Mutual funds - Global equity	929	(103)	826
Total trading securities at fair value	$13,006	$(1,262)	$11,744

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

At  September 30, 2026, and  June 30, 2026, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investment as of  September 30, 2026, and  June 30, 2026.

	September 30, 2026
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities [1]:
Corporate debt securities	$1,000	$(11)	$989	$-	$-	$989

	June 30, 2026
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities [1]:
Corporate debt securities	$1,000	$(28)	$972	$-	$-	$972

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of  September 30, 2026, and  June 30, 2026, the held-to-maturity debt investment held by the Company did not have a credit rating.

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

The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $17,000 and $5,000 for the three months ended September 30, 2026, and 2025, respectively.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the three months ended September 30, 2026, and 2025.

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Beginning Balance	$28	$52
Provision for credit losses - reversal [1]	(17)	(5)
Ending Balance	$11	$47

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following presents the net carrying amount and estimated fair value of the held-to-maturity debt security at  September 30, 2026, based on its contractual maturity date.

September 30, 2026
Held-to-maturity
debt securities
Due in less than
(dollars in thousands)	one year
Amortized Cost	$1,000
Fair Value	$989

As of  September 30, 2026, and  June 30, 2026, the held-to-maturity debt investment was not delinquent or in a non-accrual status. Accrued interest receivable of $13,000 and $25,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of  September 30, 2026, and  June 30, 2026, respectively.

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

The carrying value of equity securities without readily determinable fair values was approximately $4.7 million as of  June 30, 2026. The following table presents the carrying value of these securities as of  September 30, 2026, and 2025, together with the related upward and downward adjustments recognized during the periods presented. These securities are included in the nonrecurring fair value hierarchy when observable price changes occur or impairment indicators are identified.

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Other Investments
Carrying value	$4,682	$2,677
Upward carrying value changes	$-	$1,328
Downward carrying value changes/impairment	$-	$-

Period-end carrying values reflect cumulative purchases, sales, return of capital distributions, and adjustments recognized under the measurement alternative. Through  September 30, 2026, cumulative upward adjustments totaled $5.8 million and were attributable to observable price changes in orderly transactions for identical or similar securities of the same issuer, including upward adjustments recognized during the three months ended September 30, 2025, based on observable issuances of similar equity securities by the issuer. Cumulative downward adjustments totaled $5.5 million through  September 30, 2026, and consisted of impairments, return of capital distributions, and adjustments resulting from observable price changes.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Three Months Ended
(dollars in thousands)	September 30,
Net Investment Income (Loss)	2026	2025
Net realized gains (losses) on debt securities	$-	$71
Net unrealized gains (losses) on equity securities	(185)	1,913
Net unrealized gains (losses) on debt securities	-	(11)
Net unrealized gains (losses) on cash equivalents	(2)	-
Dividend and interest income	309	397
Net realized foreign currency gains (losses)	(10)	(93)
Total Net Investment Income (Loss)	$112	$2,277

During the three months ended September 30, 2025, the Company reclassified $71,000 of realized gains on debt securities from accumulated other comprehensive income (loss) related to its investment in HIVE debentures. As the principal amount of the HIVE debentures was paid in December 2025, no reclassifications were recorded during the three months ended  September 30, 2026.

The following table presents gains and losses recognized in net investment income (loss) during the three months ended September 30, 2026, and 2025, related to equity and debt securities classified as trading. For equity securities, amounts include gains and losses recognized under the measurement alternative for securities without readily determinable fair values.

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Equity securities:
Net gains and losses recognized during the period	$(185)	$1,913
Less: Net gains and losses recognized during the period on securities sold during the period	-	-
Net gains and losses recognized during the period that relate to securities still held at the reporting date [1]	$(185)	$1,913
Debt securities classified as trading:
Net gains and losses recognized during the period	$-	$(11)
Less: Net gains and losses recognized during the period on securities sold during the period	-	-
Net gains and losses recognized during the period that relate to securities still held at the reporting date [2]	$-	$(11)

1.

Includes a net unrealized gain of $1.3 million for the three months ended September 30, 2025, related to equity securities accounted for under the measurement alternative. No amounts were recognized under the measurement alternative for the three months ended September 30, 2026.

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

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
ETF advisory fees	$1,617	$1,524
USGIF advisory fees	982	685
Total Advisory Fees	2,599	2,209
USGIF administrative services fees	58	42
Total Operating Revenue	$2,657	$2,251

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2027. For the three months ended September 30, 2026, aggregate fees waived and expenses borne by the Company for SEA were $35,000, including fee waivers of $24,000. For the three months ended September 30, 2025, aggregate fees waived and expenses borne by the Company for SEA were $35,000, including fee waivers of $14,000. The Company also serves as an investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

The Company serves as investment adviser to USGIF and receives advisory fees based on a specified percentage of average net assets under management. The Company has contractually agreed to limit fund expenses through  April 2027, except for the U.S. Government Securities Ultra-Short Bond Fund, for which fee waivers and expense reimbursements are voluntary and may be discontinued at the Company’s discretion. For the three months ended September 30, 2026, total fee waivers and expenses borne by the Company for USGIF were $221,000, including fee waivers of $170,000. For the three months ended September 30, 2025, total fee waivers and expenses borne by the Company for USGIF were $226,000, including fee waivers of $170,000. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent of the average daily net assets of each fund.

As of  September 30, 2026, the Company had $852,000 in receivables from fund clients, of which $506,000 was from the ETFs and $346,000 was from USGIF. As of  June 30, 2026, the Company had $884,000 in receivables from fund clients, of which $556,000 was from the ETFs and $328,000 was from USGIF. There was no allowance for credit losses related to receivables as of  September 30, 2026, or  June 30, 2026.

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

The following table reconciles cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows.

(dollars in thousands)	September 30, 2026	June 30, 2026
Cash and cash equivalents	$24,299	$24,330
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$25,299	$25,330

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in fiscal year 2029. Lease expense included in general and administrative expense on the Consolidated Statements of Operations totaled $24,000 for the three months ended September 30, 2026, and $32,000 for the three months ended September 30, 2025.

The following table presents the components of lease cost.

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$6	$14
Interest on lease liabilities	1	2
Total finance lease cost	7	16
Short-term lease cost	18	18
Total lease cost	$25	$34

Supplemental information related to the Company's leases follows.

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Operating cash flows from finance leases included in lease liabilities	$1	$-
Financing cash flows from finance leases included in lease liabilities	$7	$8
Lease liabilities obtained from new ROU assets - finance [1]	$-	$92

1.

During the three months ended September 30, 2025, non-cash changes in lease liabilities included the recognition of $92,000 of new right-of-use assets in exchange for new lease liabilities, as well as $6,000 of lease liability amortization during rent-free periods. There were no non-cash changes in lease liabilities during the three months ended September 30, 2026.

Additional qualitative information concerning the Company’s leases follows.

	September 30, 2026	June 30, 2026
Weighted-average remaining lease term - finance leases (years)	2.25	2.50
Weighted-average discount rate - finance leases	7.50%	7.50%

The following table presents the maturities of lease liabilities as of  September 30, 2026.

(dollars in thousands)
Fiscal Year	Finance Leases
2027 (excluding the three months ended September 30, 2026)	$24
2028	32
2029	16
Total lease payments	72
Less imputed interest	(6)
Total	$66

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2028. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis.

Lease income included in other income on the Consolidated Statements of Operations is as follows:

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Operating lease income	$31	$29

The Company is party to a lease agreement with HIVE, a related party, for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates.

A summary analysis of annual undiscounted cash flows to be received on leases as of  September 30, 2026, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2027 (excluding the three months ended September 30, 2026)	$53
2028	34
Total lease payments	$87

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	September 30, 2026	June 30, 2026
Professional fees	$338	$491
Vendors payable	210	286
ETF operating and distribution expenses	292	285
Other taxes payable	95	73
Other accrued items	14	14
Other accrued expenses	$949	$1,149

Certain accrued expenses are reimbursable by HIVE; the related receivable is recorded separately within accounts and other receivables. Amounts due from HIVE related to these reimbursable expenses were $107,000 and $350,000 as of  September 30, 2026, and  June 30, 2026, respectively.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2028, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at  September 30, 2026, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of  September 30, 2026, the credit facility remains unutilized by the Company.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month during fiscal year 2026 and through  September 2026.

In  September 2026, the Board authorized the continuance of the monthly dividend of $0.0075 per share from  October through  December 2026, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Company's Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board approved an increase to the limit of its annual share repurchase program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s share-based compensation programs. During the three months ended September 30, 2026, the Company repurchased 105,457 class A shares for approximately $319,000. During the three months ended September 30, 2025, the Company repurchased 159,074 class A shares for approximately $400,000.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on certain repurchases of stock by publicly traded corporations. The Company recognizes any excise tax incurred as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. Excise taxes recognized under these provisions were $3,000 for the three months ended September 30, 2026, and $4,000 for the three months ended September 30, 2025. Except where amounts are specifically presented as including excise taxes, amounts presented in this report related to the Company's share repurchases and share repurchase authorization exclude such excise taxes, to the extent applicable.

Stock Option Plans

The Company’s stock option plans allow for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. The terms and conditions of these options, including exercise price, vesting schedule, and expiration, are determined by the Compensation Committee of the Board of Directors.

Under the 1989 Plan, 352,000 stock options were outstanding and exercisable at both  September 30, 2026, and 2025, with a weighted average exercise price of $4.76.

Under the 1997 Plan, 2,000 stock options were outstanding and exercisable at both  September 30, 2026, and 2025, with a weighted average exercise price of $2.74.

Stock Option Activity

There were no stock options granted, forfeited, or exercised during the three months ended  September 30, 2026, or 2025.

Share-Based Compensation Expense

The Company measures share-based compensation expense at the grant date, based on the fair value of the awards. This expense is recognized ratably over the awards’ vesting period. No share-based compensation expense was recognized for the three months ended  September 30, 2026. For the three months ended September 30, 2025, the Company recognized share-based compensation expense of $9,000. As of both  September 30, 2026, and 2025, there were no unrecognized share-based compensation costs related to share-based awards under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2026	2025
Net Income (Loss)	$171	$1,507

Weighted average number of outstanding shares
Basic	12,299,892	12,971,512
Effect of dilutive securities
Stock options	26,192	3,031
Diluted	12,326,084	12,974,543

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.01	$0.12
Diluted Net Income (Loss) per share	$0.01	$0.12

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive.

For the three months ended September 30, 2026, and 2025, employee stock options of 227,000 and 229,000, respectively, were excluded from diluted EPS.

During the three months ended September 30, 2026, and 2025, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 10. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences between the financial reporting and tax basis of assets and liabilities, resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate ("ETR"). The effective tax rate was 31.0 and  18.3 percent for the three months ended September 30, 2026, and 2025, respectively.

A valuation allowance is provided when it is more-likely-than-not that a portion of the deferred tax assets will not be realized. During the three months ended  September 30, 2026, the Company removed the partial valuation allowance previously recorded against U.S. capital loss deferred tax asset and recorded a full-valuation allowance against the net deferred tax assets in Canada.

The Company is subject to income tax in the U.S., certain U.S. state jurisdictions, and Canada. The Company maintains a reserve for uncertain tax positions. As of  September 30, 2026, and  June 30, 2026, the total reserve for uncertain tax positions was $866,000 and $855,000, respectively. The reserve included accrued interest and penalties of $408,000 and $397,000, respectively, and was net of federal tax benefits. These amounts are included within long-term liabilities on the Consolidated Balance Sheets.

Management believes the reserve for uncertain tax positions, including related interest and penalties and net of federal benefits, is adequate to cover exposures related to open tax years in the Company's significant taxing jurisdictions. If recognized, the entire balance of unrecognized tax benefits as of  September 30, 2026, would affect the Company's effective income tax rate.

The One Big Beautiful Bill Act (Public Law 119-21) (the “Act”), enacted on July 4, 2025, included various tax law changes. The Company reflected the effects of the Act in its income tax provision for the three months ended September 30, 2026, and 2025. The impact of the Act was immaterial for both periods.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company had no accumulated other comprehensive income (loss) as of  September 30, 2026, or  June 30, 2026, and no other comprehensive income (loss) activity was recognized during the three months ended  September 30, 2026. The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended September 30, 2025.

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

The following schedule details total revenues, income, and gross identifiable assets by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Total
Three Months Ended September 30, 2026
Operating revenues	$2,657	$-	$2,657
Net investment income (loss)	-	112	112
	2,657	112	2,769
Other operating expenses	2,589	-	2,589
Segment profit (loss)	$68	$112	$180
Reconciliation of segment profit (loss)
Other income (loss)			$81
Depreciation			(11)
Interest			(2)
Income (loss) before income taxes			$248

Gross identifiable assets at September 30, 2026	$24,323	$21,598	$45,921
Deferred tax asset			$1,394
Consolidated total assets at September 30, 2026			$47,315

Three Months Ended September 30, 2025
Operating revenues	$2,251	$-	$2,251
Net investment income (loss)	-	2,277	2,277
	2,251	2,277	4,528
Other operating expenses	2,753	-	2,753
Segment profit (loss)	$(502)	$2,277	$1,775
Reconciliation of segment profit (loss)
Other income (loss)			$82
Depreciation			(11)
Interest			(2)
Income (loss) before income taxes			$1,844

Gross identifiable assets at September 30, 2025	$25,485	$22,500	$47,985
Deferred tax asset			$945
Consolidated total assets at September 30, 2025			$48,930

Operating revenues from investment management services included revenues from ETF clients of $1.6 million and $1.5 million for the three months ended September 30, 2026, and 2025, respectively. Operating revenues from investment management services included revenues from USGIF of $1.0 million and $727,000 for the three months ended September 30, 2026, and 2025, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, tax claims, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of  September 30, 2026, or  June 30, 2026.

The Board has authorized a monthly dividend of $0.0075 per share from  October through  December 2026, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from  October to  December 2026 will be approximately $277,000.

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

FACTORS AFFECTING OUR BUSINESS

The Company's business activities are affected by many factors, including, without limitation, market volatility, investor sentiment, general economic and business conditions, interest rate movements, taxes, inflation, labor costs, competitive conditions, and industry regulation, and geopolitical developments, many of which are beyond the control of management. Further, the business and regulatory environments in which the Company operates remain complex, uncertain, and subject to change. The Company expects that regulatory requirements and developments may result in additional administrative and compliance costs. For a discussion of risk factors that could materially affect the Company, refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2026.

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages two business segments: (1) Investment management services, through which the Company offers U.S. Global Investors Funds (“USGIF” or the “Fund(s)”) and exchange-traded fund (“ETF”) clients a range of investment management products and services to meet the needs of individual and institutional investors; and (2) corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position.

The following is a brief discussion of the Company’s business segments.

Investment Management Services

The Company generates operating revenues from providing investment management and related services to USGIF and ETF clients. These revenues are largely dependent on the value and composition of assets under management (“AUM”). As a result, fluctuations in financial markets, investor sentiment and net cash flows directly affect AUM and, consequently, the Company’s revenues and operating results.

At September 30, 2026, total AUM, including ETF and USGIF clients, was approximately $1.6 billion, a decrease of $64.2 million from approximately $1.7 billion  at June 30, 2026, the Company’s prior fiscal year end. Compared to approximately $1.4 billion at September 30, 2025, total AUM increased by $231.2 million. Average AUM for the three months ended September 30, 2026, was approximately $1.6 billion, compared with approximately $1.4 billion for the corresponding prior year period, representing an increase of $196.0 million.

Information regarding the mutual funds within USGIF, including prospectuses and performance information, is available on the Company’s website, www.usfunds.com. Information regarding the Company’s U.S.-based ETFs, including prospectuses, performance and holdings, is available at www.usglobaletfs.com. Shareholders in USGIF are generally not required to provide advance notice prior to redeeming fund shares, and USGIF does not currently charge redemption fees. Similarly, the U.S.-based ETFs’ authorized participants are generally not required to provide advance notice of share redemptions, and the U.S.-based ETFs do not charge redemption fees.

The following table summarizes the changes in AUM for USGIF equity funds, USGIF fixed income funds and the Company’s U.S.-based ETFs for the three months ended September 30, 2026, and 2025. The table excludes TRIP, the Company’s European-based ETF, which is not available to U.S. investors.

	Three Months Ended September 30,
	2026				2025
(dollars in thousands)	USGIF Equity	USGIF Fixed Income	Total USGIF	U.S.-Based ETFs	USGIF Equity	USGIF Fixed Income	Total USGIF	U.S.-Based ETFs
Beginning Balance	$415,836	$51,638	$467,474	$1,182,721	$296,756	$53,679	$350,435	$952,959
Market appreciation (depreciation)	46,097	(281)	45,816	(120,348)	109,755	576	110,331	114,766
Dividends and distributions	-	(393)	(393)	-	-	(411)	(411)	-
Net shareholder purchases (redemptions)	(4,693)	(2,534)	(7,227)	21,100	2,257	(2,488)	(231)	(161,647)
Ending Balance	$457,240	$48,430	$505,670	$1,083,473	$408,768	$51,356	$460,124	$906,078
Average investment management fee	0.85%	0.00%	0.76%	0.59%	0.82%	0.00%	0.71%	0.59%
Average net assets	$460,089	$50,183	$510,272	$1,058,086	$330,796	$52,101	$382,897	$990,729

As of September 30, 2026, USGIF AUM was $505.7 million compared to $460.1 million as of September 30, 2025, an increase of $45.5 million, or 9.9 percent. Average net assets for USGIF were $510.3 million during the three months ended September 30, 2026, compared to $382.9 million during the corresponding prior-year period, an increase of 33.3 percent. The increase in USGIF AUM during the three months ended September 30, 2026, was primarily attributable to market appreciation in equity funds focused on the gold and natural resources sector.

As of September 30, 2026, AUM in the Company’s U.S.-based ETFs was $1.1 billion compared to $906.1 million as of September 30, 2025, an increase of $177.4 million, or 19.6 percent. Average net assets for the Company’s U.S.-based ETFs were $1.1 billion during the three months ended September 30, 2026, compared to $990.7 million during the corresponding prior-year period, an increase of 6.8 percent. The decrease in U.S.-based ETF AUM during the three months ended September 30, 2026, was primarily attributable to market depreciation, particularly in the Jets ETF, which invests in airline-related stocks, including global airline carriers, airport operators, and aircraft manufacturers. The Company also serves as investment adviser to TRIP, a European-based ETF that is not included in the table above. Average net assets for TRIP were $23.8 million and $22.6 million during the three months ended September 30, 2026, and 2025, respectively.

The average annualized investment management fee rate for USGIF (total advisory fees as a percentage of average net assets) was 76 basis points during the three months ended September 30, 2026, compared to 71 basis points during the corresponding prior-year period. The average investment management fee for USGIF equity funds was 85 basis points during the three months ended September 30, 2026, compared to 82 basis points during the corresponding prior-year period. The average investment management fee for the fixed income funds was nil for both periods due to fee waivers and expense reimbursements.

The average management fee rate for the Company’s U.S.-based ETFs was 59 basis points during the three months ended September 30, 2026, and 2025.

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

As of September 30, 2026, the Company held investments carried at fair value on a recurring basis of $11.5 million and a cost basis of $12.9 million. These investments represented approximately 24.3 percent of the Company’s total assets at September 30, 2026. The Company also held other investments of approximately $4.7 million and a held-to-maturity debt investment, net of allowance for credit losses, of $989,000.

At June 30, 2026, the Company’s prior fiscal year end, investments carried at fair value on a recurring basis totaled approximately $11.7 million, and has decreased approximately $258,000 since that date. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2026, and 2025

The Company recorded net income of $171,000, or $0.01 per share, for the three months ended September 30, 2026, compared with net income of $1.5 million, or $0.12 per share, for the three months ended September 30, 2025, representing a decrease of approximately $1.3 million. The change was primarily attributable to lower net investment income, partially offset by higher operating revenues, lower operating expenses, and a favorable change in income tax expense, as discussed below.

Operating Revenues

Total consolidated operating revenues were $2.7 million for the three months ended September 30, 2026, compared to $2.3 million for the corresponding period of the prior fiscal year, an increase of $406,000, or 18.0 percent. The increase was primarily attributable to the following factors:

•	ETF management fees increased by $93,000 due to higher average assets under management, primarily in the gold and natural resources ETF.
•	USGIF advisory fees increased by $297,000 due to higher average assets under management, primarily in the gold and natural resources funds.
•	Administrative service fees for USGIF increased by $16,000 due to higher average assets under management, primarily in the gold and natural resources funds.

Operating Expenses

Total consolidated operating expenses were $2.6 million for the three months ended September 30, 2026, compared to $2.8 million for the corresponding period of the prior fiscal year, a decrease of $164,000, or 5.9 percent.

The decrease was primarily attributable to a reduction in general and administrative expenses of $117,000, or 8.3 percent, primarily due to lower ETF-related costs; and a decrease in advertising expenses of $37,000, or 23.0 percent, primarily attributable to expanded ETF marketing efforts in the prior-year period.

Other Income (Loss)

Total consolidated other income was $193,000 for the three months ended September 30, 2026, compared with $2.4 million for the corresponding period of the prior fiscal year, a decrease of $2.2 million. The decrease was primarily attributable to lower net investment income, which totaled $112,000 in the current period compared to $2.3 million for the corresponding period of the prior fiscal year, and was driven by the following factors:

•	Net unrealized losses on equity securities and debt securities classified as trading totaled $185,000 in the current period, compared with $1.9 million net unrealized gains for the corresponding period of the prior fiscal year, reflecting an unfavorable change of $2.1 million. The prior period included $1.3 million of unrealized gains recognized under the measurement alternative; no such gains were recognized in the current-year period.
•	Dividend and interest income totaled $309,000 in the current period, compared with $397,000 for the corresponding period of the prior fiscal year, reflecting an unfavorable change of $88,000. The decrease was primarily attributable to the absence of interest income from the Company's investment in HIVE convertible debentures following their repayment in full in December 2025.
•	There were no realized gains on debt securities in the current period, compared with $71,000 for the corresponding period of the prior fiscal year, reflecting an unfavorable change of $71,000. The decrease was attributable to the absence of realized gains on debt securities reclassified from accumulated other comprehensive income (loss) related to the Company's investment in HIVE debentures following their repayment in full in December 2025.
•	Foreign currency losses totaled $10,000 in the current period, compared with $93,000 for the corresponding period of the prior fiscal year, reflecting a favorable change of $83,000.

Provision for Income Taxes

Income tax expense was $77,000 for the three months ended September 30, 2026, compared with $337,000 for the corresponding period of the prior fiscal year, representing a decrease of approximately $260,000. The change was primarily attributable to lower net investment income during the current period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2026, the Company had net working capital (current assets less current liabilities) of approximately $35.4 million, a decrease of $230,000, or 0.6 percent, from June 30, 2026, and a current ratio (current assets divided by current liabilities) of 23.1 to 1. Cash and cash equivalents of approximately $24.3 million and investments carried at fair value on a recurring basis of $11.5 million represented approximately 75.6 percent of total assets. Based on these resources, management believes the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $44.7 million at September 30, 2026.

Cash and cash equivalents decreased by $31,000, or 0.1 percent, from June 30, 2026, primarily due to $320,000 of repurchases of the Company's common stock, $277,000 of dividends paid, and $45,000 of property and equipment purchases, partially offset by $528,000 of net cash provided by operating activities and $73,000 of return of capital distributions received.

Total shareholders’ equity decreased by $409,000, or 0.9 percent, from June 30, 2026, primarily due to $322,000 of repurchases of the Company's common stock, including excise tax, and $275,000 of dividends declared, partially offset by $171,000 of net income during the three months ended September 30, 2026.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2028, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2026, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2027. The advisory agreement for the U.S.-based ETFs has been renewed through July 2027.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2026, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis of approximately $35.8 million are available to fund current activities.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to Item 7 in the Annual Report on Form 10-K for the year ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Macroeconomic conditions, including inflation and changes in interest rates; geopolitical uncertainty and related market volatility; adverse market conditions, including disruptions in cryptocurrency markets; and natural disasters, public health events, or other catastrophic occurrences may adversely affect the Company’s revenue, operating results, cash flows, and its stock price.

Additionally, prolonged or intensifying trade tensions, including tariffs, trade restrictions, and retaliatory measures, may exacerbate market uncertainty, disrupt global capital flows, and depress asset prices. These conditions may result in shifts in investor behavior and asset allocation preferences and increased redemption activity, which could reduce the Company's assets under management and related management fees. Market declines could also adversely affect the value of the Company’s corporate investments, further affecting its financial position and results of operations.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value on a recurring basis as of September 30, 2026, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	September 30, 2026	Percentage Change	Price Change	Net Income (Loss) [1]
Equity securities at fair value	$11,486	25% increase	$14,358	$2,268
		25% decrease	$8,615	$(2,268)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2026, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2026, was also present as of September 30, 2026. Notwithstanding the material weakness, we believe that the Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2026. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased [1]	Purchased	Paid Per Share [2]	Publicly Announced Plan [3]	Purchased Under the Plan
07-01-26 to 07-31-26	36,121	$108	$2.99	36,121	$3,994
08-01-26 to 08-31-26	18,588	60	$3.23	18,588	$3,934
09-01-26 to 09-30-26	50,748	151	$2.97	50,748	$3,783
Total	105,457	$319	$3.02	105,457

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

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in calendar year 2026 under the program is $5.0 million.

ITEM 5. OTHER INFORMATION

During the three months ended  September 30, 2026, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 12, 2026	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 12, 2026	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer